Form 10-K
period 2014-12-31
LAGOON GROUP CORP.
filed 2015-04-09
CIK 1595140

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-197103

LAGOON GROUP CORP.

 (Exact name of registrant as specified in its charter)

Nevada	80-0952322	5122
(State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization)	Identification Number	Classification Code Number

Lagoon Group Corp.

Rodriguez y Valenzuela LT 91-2B

Urb. Comarca, Quito, Ecuador

Tel. (702) 475-5771

Email: lagoongroupcorp@gmail.com

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [X]

As of April 9, 2015, the registrant had 12,580,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of April 9, 2015.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 GENERAL

Lagoon Group Corp. was incorporated in the State of Nevada on September 24, 2013 and established a fiscal year end of December 31. We have minimal revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to commence operations in the distribution of teeth whitening products in Ecuador. We plan to sell teeth whitening products from different manufacturers.

 We have recently started our operation. Our operations to date have been devoted primarily to start-up and development activities. We executed a Marketing and Sales Distribution Agreement with Arturo Rodrigo Perea Lozano, dated June 5, 2014.

Pursuant to the Marketing and Sales Distribution Agreement, we will non-exclusively sell Crest 3D White Whitestrips to the distributor, the distributor will market, sell and distribute the Crest 3D White Whitestrips in Ecuador. The distributor has no obligation to buy any products from us. The agreement is for one year beginning June 5, 2014. As of today, as a result of the June 5th agreement with Arturo Rodrigo Perea Lozano we have recognized the $2,000 of revenue.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own or rent any real estate or other properties.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “LGOO”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Number of Holders

As of April 9, 2015, the 12,580,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2014.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. There can be no assurance we will be successful in raising the funds we require to implement our business plan.

FISCAL YEAR ENDED DECEMBER 31, 2014 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2013

Revenue

During fiscal years ended December 31, 2014, the Company generated $2,000 in revenue.

Operating Expenses

During the fiscal year ended December 31, 2014, we incurred total expenses of $11,657 compared to $321 during the fiscal year ended December 31, 2013.

During the fiscal year ended December 31, 2014, we incurred general and administrative expenses of $214 ($321 during the fiscal year ended December 31, 2013), $133 in amortization expense, $9750 in professional fees and $1,560 in cost of goods sold. The increase between the two periods was due to the increased scale and scope of our business operations.

Net Losses

Our net loss for the fiscal year ended December 31, 2014 was $9,657 compared to a net loss of $321 for the fiscal year ended December 31, 2013 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED DECEMBER 31, 2014

As of December 31, 2014, our current assets were $27,178 comprising of $26,511 in cash and $667 in equipment. Our total liabilities were $1,356 comprising of an advance form related party of $1,256 and accounts payable of $100.

Stockholders’ equity was $25,822 as of December 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal years ended December 31, 2014 and for the  period from September 24, 2013 (Date of Inception) to December 31, 2013,  net cash flows used in operating activities were $9,424 and $321 respectively.

Cash Flows from Investing Activities

For the fiscal year ended December 31, 2014 and for the  period from September 24, 2013 (Date of Inception) to December 31, 2013cash flow used in investing activities were $800 and $0 respectively.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock and by way of loan from a shareholder.  For the fiscal year ended December 31, 2014 and for the  period from September 24, 2013 (Date of Inception) to December 31, 2013, net cash flows from investing activities were $25,800 and $11,256 respectively. For the fiscal year ended December 31, 2014, $25,800 was received from proceeds from the sale of shares of our common stock.   For the  period from September 24, 2013 (Date of Inception) to December 31, 2013, $10,000 was received from proceeds from the sale of shares of our common stock and $1,256 was received by way of loan from a related party.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2014 and December 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2014 and December 31, 2013	F-2
Statements of Operations for the year ended December 31, 2014; and for the periods from September 24, 2013 (Date of Inception) to December 31, 2013 and 2014	F-3
Statement of Changes in Stockholders’ Equity for the period from September 24, 2013 (Date of Inception) to December 31, 2014	F-4
Statements of Cash Flows for the year ended December 31, 2014 and for the periods from September 24, 2013 (Date of Inception) to December 31, 2013 and 2014	F-5
Notes to the Audited Financial Statements	F-6

HARRIS & GILLESPIE CPAS, PLLC

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lagoon Group Corp.

We have audited the accompanying balance sheets of Lagoon Group Corp. (A Development Stage Company) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity and cash flows for the periods then ended and for the period from (inception) September 24, 2013 through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lagoon Group Corp. (A Development Stage Company) for the periods ended December 31, 2014, and 2013 and the results of its operations and cash flows for the periods then ended and for the period (inception) from September 24, 2013 through December 31, 2014 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #1 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HARRIS & GILLESPIE CPAS, PLLC

Seattle, Washington

February 19, 2015

LAGOON GROUP CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (AUDITED)
	DECEMBER 31, 2014	DECEMBER 31, 2013
ASSETS
Current Assets
Cash	$ 26,511	$ 10,935
Equipment	667	-
Total current assets	27,178	10,935
Total Assets	$ 27,178	$ 10,935

	LIABILITIES AND STOCKHOLDER’S EQUITY
	Current Liabilities
Loan from Director	1,256	1,256
Accounts Payable	100	-
Total current liabilities	1,356	1,256
Total Liabilities	1,356	1,256

	Stockholder’s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
12,580,000 and 10,000,000 shares issued and outstanding as of December 31, 2014 and 2013 respectively	12,580	10,000
Additional paid-in-capital	23,220	-
Deficit accumulated during the development stage	(9,978)	(321)
Total Stockholder’s Equity	25,822	9,679

Total Liabilities and Stockholder’s Equity	$ 27,178	$ 10,935

The accompanying notes are an integral part of these financial statements.

LAGOON GROUP CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (AUDITED)
	Year ended December 31, 2014	For the period from Inception (September 24, 2013) to December 31, 2013	For the period from Inception (September 24, 2013) to December 31, 2014

Sales Revenue	$ 2,000	$ -	$ 2,000
Expenses
General and administrative expenses	214	321	535
Amortization expense	133	-	133
Professional fees	9,750	-	9,750
Cost of goods sold	1,560	-	1,560
Total expenses	11,657	321	11,978
Net income (loss) from operations
Income (Loss) before income taxes	(9,657)	(321)	(9,978)
Income taxes	-	-	-
Net income (loss)	$ (9,657)	$ (321)	$ (9,978)
Loss per common share: Basic and Diluted	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	10,267,013	9,393,939

The accompanying notes are an integral part of these financial statements.

LAGOON GROUP CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDER’S DEFICIT FOR THE PERIOD FROM INCEPTION (SEPTEMBER 24, 2013) TO DECEMBER 31, 2014
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balances at Inception (September 24, 2013)	-	$ -	$ -	$ -	$ -
Shares issued at $0.001	10,000,000	10,000	-		10,000
Net loss for the period	-	-	-	(321)	(321)

Balances as of December 31, 2013	10,000,000	$ 10,000	$ -	$ (321)	$ 9,679
Shares issued at $0.01	2,580,000	2,580	23,220	-	25,800
Net loss for the period				(9,657)	(9,657)
Balances as of December 31, 2014	12,580,000	$ 12,580	$ 23,220	$(9,978)	$ 25,822

The accompanying notes are an integral part of these financial statements.

LAGOON GROUP CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (AUDITED)
	Year ended December 31, 2014	For the period from Inception (September 24, 2013) to December 31, 2013	For the period from Inception (September 24, 2013) to December 31, 2014
CASH FLOWS GENERATED BY (USED IN) OPERATING ACTIVITIES
Net loss	$ (9,657)	$ (321)	$ (9,978)
Amortization expense	133		133
Accounts payable	100		100
Net cash used in operating activities	(9,424)	(321)	(9,745)

CASH FLOWS GENERATED BY (USED IN) INVESTING ACTIVITIES
Net cash generated by (used in) investing activities	(800)	-	(800)
	(800)	-	(800)
CASH FLOWS GENERATED BY (USED IN) FINANCING ACTIVITIES
Proceeds from sale of common stock	25,800	10,000	35,800
Proceeds from loan from Director	-	1,256	1,256
Net cash provided by financing activities	25,800	11,256	37,056

Net increase (decrease) in cash and equivalents	15,576	10,935	26,511

Cash and equivalents at beginning of the period	$ 10,935	$ -	$ -
Cash and equivalents at end of the period	$ 26,511	$ 10,935	$ 26,511

Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LAGOON GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

(AUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of December 31, 2014.

Organization and Description of Business

LAGOON GROUP CORP. (the “Company”) was incorporated under the laws of the State of Nevada on September 24, 2013. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities. We intend to commence operations in the distribution of teeth whitening products in Ecuador. Since Inception (September 24, 2013) through December 31, 2014 the Company has generated $2,000 in revenue and has accumulated losses of $9,978.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (September 24, 2013) resulting in an accumulated deficit of $9,978 as of December 31, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted December 31 fiscal year end.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2014 the Company's bank deposits did not exceed the insured amounts.

14 | Page

Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There were no potentially dilutive debt or equity securities outstanding during the period from Inception (September 24, 2013) to December 31, 2014.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent accounting pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe that the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of December 31, 2014 the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. Since Inception (September 24, 2013) through December 31, 2014 the Company has generated $2,000 in revenue.

Property and Equipment and Depreciation Policy

Property and equipment are recorded at cost. The Company uses the straight-line method in computing depreciation for financial reporting and income tax purposes.

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On November 21, 2013, the Company issued 10,000,000 shares at $0.001 per share for total proceeds of $10,000.

In November 2014, the Company issued 2,580,000 shares at $0.01 per share for total proceeds of $25,800.

As of December 31, 2014 the Company had 12,580,000 shares issued and outstanding.

NOTE 3 – INCOME TAXES

As of December 31, 2014 the Company had net operating loss carry forwards of $9,978 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2014, a Director had advance to us an amount of $1,256 by way of loan. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2014 to the issue date that the financials were filed and has determined that there have been no subsequent events after December 31, 2014 for which disclosure is required.

15 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year period ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Anastasiia Iurova Rodriguez y Valenzuela LT 91-2B, Urb. Comarca, Quito, Ecuador	29	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

The person named above has held her offices/positions since inception of our company and are expected to hold her offices/positions until the next annual meeting of our stockholders.

16 | Page

 Anastasiia Iurova has acted as our President, Treasurer, Secretary and Director since our incorporation on September 24, 2013. There was no any arrangement or understanding between Ms. Iurova and any other person(s) pursuant to which she was selected as a director of the company. Ms. Iurova graduated in 2008 with bachelor degree in business from Baikalsky State Economic University. Since 2008 she has been working as owner/operator of her own business in cosmetic products distribution. Ms. Iurova intends to devote 20 hours a week of her time to planning and organizing activities of Lagoon Group Corp. Once we expand operations, and are able to attract more customers to purchase our product, Ms. Iurova has agreed to commit more time as required. Because Ms. Iurova will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to her. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

During the past ten years, Ms. Iurova has not been the subject to any of the following events:

    1. Any bankruptcy petition filed by or against any business of which Ms. Iurova was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

    2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Iurova’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.  Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

17 | Page

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on September 24, 2013   to December 31, 2014.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Anastasiia Iurova, President and Treasurer	2014 2013	-0- -0	-0- -0	-0- -0	-0- -0	-0- -0	-0- -0	-0- -0	-0- -0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of December 31, 2014, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of May 2, 2014 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Anastasiia Iurova Rodriguez y Valenzuela LT 91-2B, Urb. Comarca, Quito, Ecuador	10,000,000 shares of common stock (direct)	79.49%
All officers and directors (1 person)		10,000,000 shares of common stock	79.49%

The percent of class is based on 12,580,000 shares of common stock issued and outstanding as of the date of this annual report.

18 | Page

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2014, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

During the period since September 24, 2013 to December 31, 2014, a director loaned the Company $1,256.  The loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2014, we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  quarterly reviews of our financial  statements.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

23.1     Consent of Independent Registered Public Accounting Firm

31.1

Certification of Chief Executive Officer  and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1

Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

19 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAGOON GROUP CORP.
Dated: April 9, 2015	By: /s/ Anastasiia Iurova
Anastasiia Iurova, President, Principal Executive and Financial and Accounting Officer

20 | Page