Form 10-Q
period 2015-03-31
LAGOON GROUP CORP.
filed 2015-05-08
CIK 1595140

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-197103

LAGOON GROUP CORP.

 (Exact name of registrant as specified in its charter)

Nevada	80-0952322	5122
(State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization)	Identification Number	Classification Code Number

Lagoon Group Corp.

Rodriguez y Valenzuela LT 91-2B

Urb. Comarca, Quito, Ecuador

Tel. (702) 475-5771

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ] No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 8, 2015
Common Stock, $0.001	12,580,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAGOON GROUP CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	MARCH 31, 2015 (Unaudited)	DECEMBER 31, 2014 (Audited)
ASSETS
Current Assets
Cash	$ 1,836	$ 26,511
Prepaid expenses	100	-
Equipment	600	667
Total current assets	2,536	27,178
Total Assets	$ 2,536	$ 27,178

	LIABILITIES AND STOCKHOLDER’S EQUITY
	Current Liabilities
Loan from Director	1,256	1,256
Accounts Payable	-	100
Total current liabilities	1,256	1,356
Total Liabilities	1,256	1,356

	Stockholder’s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
12,580,000 shares issued and outstanding	12,580	12,580
Additional paid-in-capital	23,220	23,220
Deficit accumulated during the development stage	(34,520)	(9,978)
Total Stockholder’s Equity	1,280	25,822
Total Liabilities and Stockholder’s Equity	$ 2,536	$ 27,178

The accompanying notes are an integral part of these financial statements.

3 | Page

LAGOON GROUP CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended March 31, 2015	Three months ended March 31, 2014

Sales Revenue	$ -	$ -
Expenses
General and administrative expenses	20,975	20
Amortization expense	67	-
Professional fees	3,500	6,000
Cost of goods sold	-	-
Total expenses	24,542	6,020
Net income (loss) from operations
Income (Loss) before income taxes	(24,542)	(6,020)
Income taxes	-	-
Net income (loss)	$ (24,542)	$ (6,020)
Loss per common share: Basic and Diluted	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	12,580,000	10,000,000

The accompanying notes are an integral part of these financial statements.

4 | Page

LAGOON GROUP CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended March 31, 2015	Three months ended March 31, 2014
CASH FLOWS GENERATED BY (USED IN) OPERATING ACTIVITIES
Net loss	$ (24,542)	$ (6,020)
Amortization expense	67
Prepaid expenses	(100)	-
Accounts payable	(100)	1,500
Net cash used in operating activities	(24,675)	4,520

CASH FLOWS GENERATED BY (USED IN) INVESTING ACTIVITIES
Net cash generated by (used in) investing activities	-	-
	-	-
CASH FLOWS GENERATED BY (USED IN) FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Proceeds from loan from Director	-	-
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and equivalents	(24,675)	(4,520)

Cash and equivalents at beginning of the period	$ 26,511	$ 10,935
Cash and equivalents at end of the period	$ 1,836	$ 6,415

Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

LAGOON GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of March 31, 2015.

Organization and Description of Business

LAGOON GROUP CORP. (the “Company”) was incorporated under the laws of the State of Nevada on September 24, 2013. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities. We intend to commence operations in the distribution of teeth whitening products in Ecuador. As of March 31, 2015 the Company has generated $2,000 in revenue and has accumulated losses of $34,520.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss resulting in an accumulated deficit of $34,520 as of March 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

6 | Page

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2015 the Company's bank deposits did not exceed the insured amounts.

Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There were no potentially dilutive debt or equity securities outstanding as of March 31, 2015.

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

Stock-Based Compensation

As of March 31, 2015 the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. As of March 31, 2015 the Company has generated $2,000 in revenue.

7 | Page

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

As of March 31, 2015 the Company had 12,580,000 shares issued and outstanding.

NOTE 3 – INCOME TAXES

As of March 31, 2015 the Company had net operating loss carry forwards of $34,520 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2015, a Director had advance to us an amount of $1,256 by way of loan. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2015 to the issue date that the financials were filed and has determined that there have been no subsequent events after March 31, 2015 for which disclosure is required.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

8 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

RESULTS OF OPERATION

We are a development stage company with limited operations. As of March 31, 2015, we have accumulated a deficit of $34,520.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended March 31, 2015 Compared to the Three Month Period Ended March 31, 2014

Revenue

We recognized no revenue in the three month periods ended March 31, 2015 and 2014.

Operating Expenses

During the three month period ended March 31, 2015, we incurred total expenses and professional fees of $24,542 compared to $6,020 incurred during the three month period ended March 31, 2014. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The increase in total expenses incurred in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was due to the increased scale and scope of our business operations.

9 | Page

Net Loss

Our net loss for the three month period ended March 31, 2015 was $24,542 compared to a net loss of $6,020 during the three month period ended March 31, 2014, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2015 our current assets were $2,536 compared to $27,178 in current assets at December 31, 2014. As at March 31, 2015 and March 31, 2014, our current liabilities were $1,256 and $1,356 respectively.

Stockholders’ equity decreased from $25,822 as of December 31, 2014 to $1,280 as of March 31, 2015. The decrease in the stockholders’ equity reflects the impact of our operating losses which we incurred during the three months ended March 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2015, net cash flows used in operating activities was $24,675 compared to $4,520 used in operating activities in the three months ended March 31, 2014.  The increase in cash used in operations in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 reflects the increase in activity between the two periods as we accelerated the implementation of our business plan during the three months ended March 31, 2015.

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the three month periods ended March 31, 2015 or 2014.

Cash Flows from Financing Activities

We neither used, nor provided cash flow from financing activities during the three month periods ended March 31, 2015 or 2014.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

10 | Page

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

11 | Page

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No securities were sold during the three month periods ended March 31, 2015 or 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three month periods ended March 31, 2015 or 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

12 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

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

LAGOON GROUP CORP.
Dated: May 8, 2015	By: /s/ Anastasiia Iurova
Anastasiia Iurova, President and Chief Executive Officer and Chief Financial Officer

13 | Page