Form 10-Q
period 2015-06-30
TRHF Co LIMITED, INC.
filed 2015-07-29
CIK 1595140

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-197103

TRHF COMPANY LIMITED, INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0952322	5122
(State or Other Jurisdiction of	(IRS Employer	(Primary Standard Industrial
Incorporation or Organization)	Identification Number)	Classification Code Number)

TRHF Company Limited, Inc.

Unit B, 5/F, CKK Commercial Center, 289 Hennessy Road,

Hong Kong, China

Tel. 852-28452283

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of July 16, 2015
Common Stock, $0.001	600,000,000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

TRHF Company Limited, Inc.

(Formally Lagoon Group Corp.)

We have reviewed the balance sheets of TRHF Company Limited, Inc. as of June 30, 2015 and December 31, 2014 and the related consolidated and condensed statements of income and cash flows for the three and six month periods ended June 30, 2015 and 2014. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, with the exception of the matters described in the following paragraph, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note #5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

July 21, 2015

TRHF COMPANY LIMITED, INC.

(Formally LAGOON GROUP CORP.)

Balance Sheets

(unaudited)

	June 30, 2015	December 31, 2014

Assets
Current Assets:
Cash	$-	$26,511
Total Current Assets	-	26,511
Property & equipment, net	533	667
Total Assets	$533	$27,178

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$-	$100
Loans from director	1,256	1,256
Total Current Liabilities	1,256	1,356

Total Liabilities	1,256	1,356

Stockholders' Equity:
Common stock, $0.001 par value, 600,000,000 shares authorized; 12,580,000 shares issued and outstanding	12,580	12,580
Additional paid-in capital	23,220	23,220
Accumulated deficit	(36,523)	(9,978)
Total Stockholders' Equity	(723)	25,822

Total Liabilities and Stockholders' Equity	$533	$27,178

The accompanying notes are an integral part of these financial statements.

TRHF COMPANY LIMITED, INC.

(Formally LAGOON GROUP CORP.)

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating Expenses:
General & administrative expenses	618	1,517	21,660	7,537
Professional fees	-	-	3,500	-
Management fees	1,385	-	1,385	-
Total operating expenses	2,003	1,517	26,545	7,537

Net loss from operations	(2,003)	(1,517)	(26,545)	(7,537)

Loss before income tax	(2,003)	(1,517)	(26,545)	(7,537)
Provision for income taxes	-	-	-	-

Net Loss	$(2,003)	$(1,517)	$(26,545)	$(7,537)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares	12,580,000	10,000,000	12,580,000	10,000,000

The accompanying notes are an integral part of these financial statements.

TRHF COMPANY LIMITED, INC.

(Formally LAGOON GROUP CORP.)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flow from operating activities:
Net loss	$(26,545)	$(7,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	134	-
Change in operating assets and liabilities:
Decrease in prepaids	-	2,000
Increase (decrease) in accounts payable	(100)	1,500
Net cash used in operating activities	(26,511)	(4,037)

Cash flows used by investing activities:
Purchase of equipment	-	(800)
Net cash used in investing activities	-	(800)

Cash flows from financing activities:	-	-

Net decrease in cash	(26,511)	(4,837)
Cash at beginning of the period	26,511	10,935
Cash at end of the period	$-	$6,098

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

TRHF COMPANY LIMITED, INC.

(Formally LAGOON GROUP CORP.)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

TRHF COMPANY LIMITED, INC. (the "Company") was incorporated under the laws of the State of Nevada on September 24, 2013. On June 15, 2015, as a result of a private transaction, the control block of stock of the Company, represented by 10,000,000 shares of common stock, was transferred from Anastasiia Iurova to Wang Bo, and a change of control of the Company occurred. The Company then altered its business plan so that it is now a provider of platforms supporting relaxed and replenishing life in a beautiful ecological countryside. On June 16, 2015, the Company amended its Articles of Incorporation with the State of Nevada in order to change its name to TRHF Company Limited, Inc. and to increase the authorized shares of common stock from 75,000,000 to 600,000,000 (the "Amendments"). The name change was undertaken in order to more closely align with the operations of the Company going forward. The increase in authorized shares was undertaken to allow the Company to acquire a new operating entity. The board of directors of the Company approved the Amendments on June 16, 2015. The shareholders of the Company approved of the Amendments by written consent on June 16, 2015.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company's unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2014. The results of the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents for the six months ended June 30, 2015 or the year ended December 31, 2014.

Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with "ASC-260", "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There were no potentially dilutive debt or equity securities outstanding as of June 30, 2015 and 2014.

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25") with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Stock-Based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees ("ASC 505-50"). ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. As of June 30, 2015 the Company has not issued any stock-based payments to its employees.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Property and Equipment and Depreciation Policy

Fixed assets are carried at the lower of cost or net realizable value. Major betterments that extend the useful lives of assets are also capitalized. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

Depreciation is computed using the straight-line method over the estimated useful life of the asset.

NOTE 3 – PROPERTY AND EQUIPMENT

Equipment, stated at cost, less accumulated depreciation consisted of the following at:

	June 30, 2015	December 31, 2014
Computer equipment	$667	$667
Less: accumulated depreciation	(134)	(67)
Fixed assets, net	$533	$600

Depreciation expense

Depreciation expense for the six months ended June 30, 2015 and 2014 was $134 and $0, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2015, a Director had advanced the Company $1,256 for general operating expenses. The loan was non-interest bearing, due upon demand and unsecured. However, the loan was forgiven on June 15, 2015.

NOTE 5 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses resulting in an accumulated deficit of $36,590 as of June 30, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2015 through July 21, 2015 and the following material subsequent event occurred:

On July 9, 2015, the Company entered into a share exchange agreement (the "Exchange Agreement") with Health Plus International Ltd. ("HPIL") and Wang Bo, on behalf of himself and certain other individuals who received shares of the Company pursuant to the Exchange Agreement. On the terms and subject to the conditions set forth in the Exchange Agreement, on July 9, 2015, Wang Bo, holding all 50,000 shares of HPIL common stock, sold, assigned, transferred and delivered, free and clear of all liens, pledges, encumbrances, charges, restrictions or known claims of any kind, nature, or description, all of the shares of HPIL held by him to the Company; the objective of such transfer being the acquisition by the Company of all the issued and outstanding shares of HPIL common stock. In exchange for the transfer of such securities by Wang Bo, the Company issued, to the shareholders listed on Composite Exhibit A to the Exchange Agreement (the "Shareholders"), 587,420,000 shares of the Company's common stock, par value $.001 per share, as set forth therein. Wang Bo has surrendered his certificate representing all of the HPIL shares to the Company. The Shareholders have received certificates evidencing their ownership of the Company.

Prior to the date of the Exchange Agreement, Wang Bo was the majority shareholder of the Company and a number of the Shareholders we shareholders of the Company. Prior to the change of control event described in the Company's Form 8-K filed on June 16, 2015, Wang Bo, the Shareholders and their affiliates had no interaction with the Company other than the negotiation of such change of control.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

TRHF COMPANY LIMITED, INC. was incorporated in the State of Nevada on September 24, 2013 and established a fiscal year end of December 31. We have minimal revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to commence operations in the distribution of teeth whitening products in Ecuador. We originally planned to sell teeth whitening products from different manufacturers.

Our operations had been devoted primarily to start-up and development activities. We executed a Marketing and Sales Distribution Agreement with Arturo Rodrigo Perea Lozano, dated June 5, 2014.

Pursuant to the Marketing and Sales Distribution Agreement, we were to non-exclusively sell Crest 3D White Whitestrips to the distributor, the distributor would market, sell and distribute the Crest 3D White Whitestrips in Ecuador. The distributor had no obligation to buy any products from us. The agreement was for one year beginning June 5, 2014.

On June 15, 2015, as a result of a private transaction, the control block of stock of the Company, represented by 10,000,000 shares of common stock, was transferred from Anastasiia Iurova to Wang Bo, and a change of control of the Company occurred. The Company then altered its business plan so that it is now a provider of platforms supporting relaxed and replenishing life in a beautiful ecological countryside. On June 16, 2015, the Company amended its Articles of Incorporation with the State of Nevada in order to change its name to TRHF Company Limited, Inc. and to increase the authorized shares of common stock from 75,000,000 to 600,000,000 (the "Amendments"). The name change was undertaken in order to more closely align with the operations of the Company going forward. The increase in authorized shares was undertaken to allow the Company to acquire a new operating entity. The board of directors of the Company approved the Amendments on June 16, 2015. The shareholders of the Company approved of the Amendments by written consent on June 16, 2015.

RESULTS OF OPERATION

We are a development stage company with limited operations. As of June 30, 2015, we have accumulated a deficit of $36,590. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenue

We recognized no revenue during the three months ended June 30, 2015 and 2014.

Operating Expenses

During the three months ended June 30, 2015, we incurred total expenses and professional fees of $2,003 compared to $1,517 incurred during the three months ended June 30, 2014. The small increase was due to the payment of management fees.

Net Loss

Our net loss for the three months ended June 30, 2015 was $2,003 compared to a net loss of $1,517 for the three months ended June 30, 2014, due to the factors discussed above.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenue

We recognized no revenue during the six months ended June 30, 2015 and 2014.

Operating Expenses

During the six months ended June 30, 2015, we incurred total expenses and professional fees of $26,545 compared to $7,537 incurred during the six months ended June 30, 2014. General and administrative, professional and management fee expense incurred generally relates to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The increase in total expenses incurred in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was due to the increased scale and scope of our business operations.

Net Loss

Our net loss for the six months ended June 30, 2015 was $26,545 compared to a net loss of $7,537 for the six months ended June 30, 2014, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2015, net cash flows used in operating activities was $26,511 compared to $4,037 used in operating activities in the six months ended June 30, 2014. The increase in cash used in operations in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 reflects the increase in activity between the two periods as we accelerated the implementation of our business plan during the six months ended June 30, 2015.

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the six months ended June 30, 2015. For the six months ended June 30, 2014 we did purchase $800 of equipment

Cash Flows from Financing Activities

We neither used, nor provided cash flow from financing activities during the six months ended June 30, 2015 or 2014.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through our existing funds and future revenue. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with current corporate funds. Thereafter, we expect we will generate revenues to meet long-term operating requirements. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

None

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

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

TRHF COMPANY LIMITED, INC.

Dated: July 29, 2015	By:	/s/ Song Zhilin
Song Zhilin Director and Authorized Signatory

