Form 10-Q
period 2015-09-30
TRHF Co LIMITED, INC.
filed 2015-11-27
CIK 1595140

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No.333-197103

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of November 25, 2015

Common Stock, $0.001	600,000,000

2

PART I. FINANCIAL INFORMATION

TRHF COMPANY LIMITED, INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(STATED IN U.S. DOLLARS)

TRHF COMPANY LIMITED, INC.

3

TRHF COMPANY LIMITED, INC.

(f/k/a LAGOON GROUP CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(STATED IN US DOLLARS)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$50,356	$27,650
Other receivables	2,514	-
Advance to suppliers	173,316	49
Inventories	2,147
Prepaid tax	9,123	-
Total current assets	237,456	27,699

Property, plant and equipment, net	85,995	7,042
TOTAL ASSETS	$323,451	$34,741

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable	97,258	11,527
Taxes payable	2	773
Due to related parties	176,992	14,199
Accrued liabilities	62,249	44,811
Total current liabilities	336,501	71,310

TOTAL LIABILITIES	336,501	71,310

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value; 600,000,000 shares authorized; 600,000,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014.	600,000	600,000
Statutory Reserve	23,220	23,220
Accumulated deficit	(637,903)	(661,719)
Accumulated other comprehensive loss	1,633	1,930
TOTAL STOCKHOLDERS' DEFICIENCY	(13,050)	(36,569)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$323,451	$34,741

See Accompanying Notes to the Financial Statements and Accountant's Report

TRHF COMPANY LIMITED, INC.

(f/k/a LAGOON GROUP CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(STATED IN US DOLLARS)

	Three months ended		Nine months ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014

Revenues	$13,872	$2,000	$13,872	$2,000
Cost of revenues	12,996	1,560	12,996	1,560
Gross profit	876	440	876	440

Operating expenses
General and administrative expenses	64,594	29,083	88,696	65,369

Operating income	(63,718)	(28,643)	(87,820)	(64,929)

Other income/(expense)
Other income	112,130	-	112,130	-
Interest income	22	32	45	18
Other expense	-	-	(539)	-
Total other income/(expense)	112,152	32	111,636	18

Earnings before tax	48,434	(28,639)	23,816	(64,911)

Income tax	-	-	-	-

Net income/(loss)	$48,434	$(28,639)	$23,816	$(64,911)

Other comprehensive income/(loss):
Foreign currency translation gain/(loss)	(21)	1,116	(297)	641
Comprehensive income	$48,413	$(27,523)	23,519	$(64,270)

Earnings per share
Basic	$0.00	$(0.00)	$0.00	$(0.00)
Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of Common shares outstanding
Basic	600,000,000	600,000,000	600,000,000	600,000,000
Diluted	600,000,000	600,000,000	600,000,000	600,000,000

See Accompanying Notes to the Financial Statements and Accountant's Report

TRHF COMPANY LIMITED, INC.

(f/k/a LAGOON GROUP CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(STATED IN US DOLLARS)

	For the nine-month ended
	September 30, 2015	September 30, 2014
	(Unaudited)
Cash flows from operating activities:
Net Income/(loss)	$23,816	(64,911)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	7,342	79
Recapitalization adjustment	(99,032)	-
Changes in operating assets and liabilities:
Increase in accounts and other receivable	(2,590)	(4,361)
Increase in advances to suppliers	(178,482)	-
Decrease in prepaid expenses	-	33
Increase in inventory	(2,211)	-
Increase in prepaid tax	(9,398)	-
Increase in accounts and other payable	106,254	35,351
Decrease in tax payable	(768)	(10)
Net cash used in operating activities	(155,069)	(33,819)

Cash flows from investing activities:
Purchase of equipment	(88,890)	(667)
Net cash used in investing activities	(88,890)	(667)

Cash flows from financing activities:
Proceeds from issuance of stock	-	25,900
Injection of capital	98,590	-
Proceeds from related party	168,105	-
Net cash provided by financing activities	266,695	25,900

Effect of exchange rate changes on cash and equivalents	(30)	(153)

Net increase/(decrease) in cash and equivalents	22,736	(8,586)

Cash and equivalents, beginning of period	27,650	37,141

Cash and equivalents, end of period	$50,356	28,402

SUPPLEMENTARY DISCLOSURES:
Interest received	$45	$18
Interest paid	$-	$-
Income tax paid	$-	$-

See Accompanying Notes to the Financial Statements and Accountant's Report

TRHF COMPANY LIMITED, INC.

(f/k/a LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2015 AND FOR THE YEAR ENDED DECEMBER 31, 2014

(STATED IN US DOLLARS)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Business

TRHF Company Limited, Inc., formerly known as Lagoon Group Corp., (the "Company") was incorporated under the laws of the State of Nevada on September 24, 2013. On June 15, 2015, as a result of a private transaction, the control block of stock of the Company, represented by 10,000,000 shares of common stock, was transferred from Anastasiia Iurova to Wang Bo, and a change of control of the Company occurred. The Company then altered its business plan so that it is now a provider of platforms supporting relaxed and replenishing life in a beautiful ecological countryside. On June 16, 2015, the Company amended its Articles of Incorporation with the State of Nevada in order to change its name to TRHF Company Limited, Inc. and to increase the authorized shares of common stock from 75,000,000 to 600,000,000 (the "Amendments"). The name change was undertaken in order to more closely align with the operations of the Company going forward. The increase in authorized shares was undertaken to allow the Company to acquire a new operating entity. The board of directors of the Company approved the Amendments on June 16, 2015. The shareholders of the Company approved of the Amendments by written consent on June 16, 2015.

On July 9, 2015, the Company entered into a share exchange agreement (the "Exchange Agreement") with Health Plus International Ltd. ("HPIL") and Wang Bo, on behalf of himself and certain other individuals who received shares of the Company pursuant to the Exchange Agreement. On the terms and subject to the conditions set forth in the Exchange Agreement, on July 9, 2015, Wang Bo, holding all 50,000 shares of HPIL common stock, sold, assigned, transferred and delivered, free and clear of all liens, pledges, encumbrances, charges, restrictions or known claims of any kind, nature, or description, all of the shares of HPIL held by him to the Company; the objective of such transfer being the acquisition by the Company of all the issued and outstanding shares of HPIL common stock. In exchange for the transfer of such securities by Wang Bo, the Company is issuing, to the shareholders listed on Composite Exhibit A to the Exchange Agreement (the "Shareholders"), 587,420,000 shares of the Company's common stock, par value $.001 per share, as set forth therein. The Exchange Agreement has been filed as an Exhibit to Form 8-K with the U.S. Securities and Exchange Commission on July 13, 2015. Wang Bo has surrendered his certificate representing all of the HPIL shares to the Company. The Shareholder have received certificates evidencing their ownership of the Company.

On July 9, 2015, the Company acquired all of the outstanding equity of HPIL.

On September 9, 2015, HPIL entered into agreements with Shenzhen Tian Rui Hui Feng Agriculture Co., Ltd. (formerly known as Shenzhen Branch innovation and Technology Company Limited)("SZTRHF"), its shareholders: Shenzhen City Hai Zhuo Tian Rui Investment Company Limited and Wang Jing, whereby the Company, through HPIL, controls SZTRHF and receives substantially all of the economic benefits of SZTRHF.

TRHF COMPANY LIMITED, INC.

(f/k/a LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2015 AND FOR THE YEAR ENDED DECEMBER 31, 2014

(STATED IN US DOLLARS)

The agreements include an Exclusive Option Agreement allowing HPIL or its nominee to acquire the shares of SZTRHF, a Voting Rights Proxy Agreement that provides HPIL with the voting rights of SZTRHF, and an Equity Pledge Agreement that pledges the shares in SZTRHF to HPIL, and a Entrusted Management Agreement whereby the Company has been entrusted to manage and direct the operations SZTRHF for the all of the economic benefits derived in SZTRHF's operations. Effective control of SZTRHF was transferred to HPIL through these series of contractual arrangements without transferring legal ownership in SZTRHF. As a result, SZTRHF became a variable interest entity ("VIE") and, accordingly, its financial position and results of operations have been included in the pro forma condensed consolidated financial statements of the Company.

SZTRHF is a limited company incorporated on April 6, 2012 in Shenzhen, People's Republic of China ("PRC"). The SZTRHF is in the business of design and distribution of close caption television and monitoring products for application in the agricultural sector. The Company is owned by Shenzhen City Hai Zhuo Tian Rui Investment Company Limited and Wang Jing, 75% and 25%, respectively. As of the date of these financial statements, the Company has registered for a maximum authorized capital of RMB 5 million of which RMB 800,000 has been paid up. The Company has submitted an application to the PRC government to expand its scope of business activities to include ecological tourism. In accordance to the agreements detailed above, SZTRHF has been accounted for a wholly owned subsidiary of the Company.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP").

This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company's principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the People's Republic of China ("PRC") or in the accounting standards used in the places of their domicile. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company's subsidiaries to present them in conformity with US GAAP.

The transactions detailed above have been accounted for as reverse takeover transactions and a recapitalization of the Company; accordingly, the Company (the legal acquirer) is considered the accounting acquiree and SZTRHF (the legal acquiree) is considered the accounting acquirer. No goodwill has been recorded. As a result of this transaction, the Company is deemed to be a continuation of the business of SZTRHF. Accordingly, the financial data included in the accompanying consolidated financial statements for all periods prior to September 30, 2015 is that of the accounting acquirer, SZTRHF. The historical stockholders' equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the transaction occurred as of the beginning of the first period presented.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of September 30, 2015, the Company has an accumulated deficit of $637,903 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placements of common stock.

TRHF COMPANY LIMITED, INC.

(f/k/a LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2015 AND FOR THE YEAR ENDED DECEMBER 31, 2014

(STATED IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements.

(b)	Principles of Consolidations

The accompanying consolidated financial statements which include the Company, its wholly owned subsidiaries, HPIL, and its variable interest entity, SZTRHF, are compiled in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated in consolidation. In accordance with FASB ASC 810, Consolidation of Variable Interest Entities, variable interest entities, or VIEs, are generally entity that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. In connection with the adoption of this ASC 810, the Company concludes that SZTRHF is a VIE and HPIL is the primary beneficiary. The financial statements of SZTRHF are then consolidated with HPIL's financial statements.

As of September 30, 2015, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable	Registered
Name of Company	incorporation	equity interest %	capital

Health Plus International Limited	BVI	100%	USD 50,000

Shenzhen Tian Rui Hui Feng	PRC	Variable Interest Entity, with	RMB 800,000
Agriculture Co., Ltd.		HPIL as the primary beneficiary

TRHF COMPANY LIMITED, INC.

(f/k/a LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2015 AND FOR THE YEAR ENDED DECEMBER 31, 2014

(STATED IN US DOLLARS)

(c)	Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. These accounts and estimates include, but are not limited to, the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

(d)	Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of September 30, 2015 and December 31, 2014, cash and cash equivalents were mainly denominated in RMB and were placed with banks in the PRC. These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

(e)	Accounts and Other Receivables

Accounts and other receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when recovery of the full amount is doubtful.

(f)	Inventories

Inventories are stated at the lower of cost or market value. Cost is computed using specific cost method and includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business or estimates based on prevailing market conditions.

TRHF COMPANY LIMITED, INC.

(f/k/a LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2015 AND FOR THE YEAR ENDED DECEMBER 31, 2014

(STATED IN US DOLLARS)

(g)	Accounting for Impairment of Long-Lived Assets

The Company adopts Accounting Standards Codification ("ASC") 360, "Accounting for the Impairment or Disposal of Long-Live Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360 which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Recoverability of assets to be held and used is determined by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the reporting periods, there was no impairment loss.

(h)	Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104, included in the Codification as ASC 605, Revenue Recognition. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied, would be recorded as unearned revenue.

The Company does not allow its customers to return products. The Company's customers can exchange products only if they are damaged in transportation.

Revenue reported is net of value-added tax and sales discounts.

(i)	Cost of Sales

The Company's cost of sales is comprised of the inbound acquisition cost of packaged finished goods for resale and business taxes recognized upon sales of goods.

TRHF COMPANY LIMITED, INC.

(f/k/a LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2015 AND FOR THE YEAR ENDED DECEMBER 31, 2014

(STATED IN US DOLLARS)

(j)	Selling Expenses

Selling expenses are comprised of salaries for the sales force, client entertainment, commissions, advertising, and travel and lodging expenses.

(k)	General & Administrative Expenses

General and administrative expenses include executive compensation, general overhead such as the finance department and administrative staff, depreciation, office rental and utilities.

(l)	Advertising

The Company expensed all advertising costs as incurred.

(m)	Foreign Currency Translation

The Company maintains its financial statements in the functional currencies on Chinese Renminbi (RMB). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders' equity is translated at historical exchange rates. Translation adjustments are not included in determining net loss but are included in foreign exchange adjustment to other comprehensive loss, a component of stockholders' equity.

Exchange Rates	9/30/2015	12/31/2014	9/30/2014
Period end RMB: US$ exchange rate	6.3538	6.1385	6.1534

Average period RMB: US$ exchange rate	6.1606	6.1432	6.1457

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

TRHF COMPANY LIMITED, INC.

(f/k/a LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2015 AND FOR THE YEAR ENDED DECEMBER 31, 2014

(STATED IN US DOLLARS)

(n)	Income Taxes

The Company adopts ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), included in the Codification as ASC 740, Income Taxes. The topic addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

(o)	Statutory Reserve

Statutory reserve refers to the amount appropriated from the net income in accordance with PRC laws or regulations, which can be used to recover losses and increase capital, as approved, and, are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, from its earnings, an amount to the statutory reserve to be used for future company development. Such an appropriation is made until the reserve reaches a maximum equal to 50% of the enterprise's registered capital.

(p)	Fair Value of Financial Instruments

For certain of the Company's financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, "Fair Value Measurements and Disclosures," requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, "Financial Instruments," defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

TRHF COMPANY LIMITED, INC.

(f/k/a LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2015 AND FOR THE YEAR ENDED DECEMBER 31, 2014

(STATED IN US DOLLARS)

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, "Distinguishing Liabilities from Equity," and ASC 815.

The Company's financial instruments include cash and equivalents, accounts receivable, and accounts payable. Cash and cash equivalents consist deposits financial institutions with original maturities of three months or less. Management estimates the carrying amounts of the non-related party financial instruments approximate their fair values due to their short-term nature.

(q)	Other Comprehensive Income

The Company's functional currency is the Renminbi ("RMB"). For financial reporting purposes, RMB were translated into United States Dollars ("USD" or "$") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency transactions are included in income.

The Company uses FASB ASC Topic 220, "Reporting Comprehensive Income". Comprehensive loss is comprised of net loss and all changes to the statements of stockholders' equity, except for changes in paid-in capital and distributions to stockholders due to investments by stockholders.

(r)	Recent Accounting Pronouncements

In January 2015, The FASB issued ASU No. 2015-01, "Income Statement— Extraordinary and Unusual Items (Subtopic 225-20)".This Update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification:

1.)    Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates.

2.)    Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates.

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

TRHF COMPANY LIMITED, INC.

(f/k/a LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2015 AND FOR THE YEAR ENDED DECEMBER 31, 2014

(STATED IN US DOLLARS)

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.

The Company adopted ASU No. 2015-01 prospectively and has applied it to the presentation of the financial statements.

In September 2015, the FASB issued ASU 2015-16, the guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes.

The Company is currently evaluating the impact the pronouncement will have on the Company's consolidated financial statements.

As of September 30, 2015, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company's financial statements.

(s)	Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company's management evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

TRHF COMPANY LIMITED, INC.

(f/k/a LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2015 AND FOR THE YEAR ENDED DECEMBER 31, 2014

(STATED IN US DOLLARS)

(t)	Unaudited Interim Financial Information

These unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

3.	OTHER RECEIVABLES

The Company advances money to employees in due course of normal business operation. These receivables bear no interest and are due on demand except otherwise noted. As of September 30, 2015 and December 31, 2014, the Company had other receivables of $2,514 and $0, respectively.

4.	ADVANCES TO SUPPLIERS

As of September 30, 2015 and December 31, 2014, the Company had made advance to suppliers of $173,316 and $49, respectively, for the purchases of inventories.

5.	PROPERTY PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of September 30, 2015 and December 31, 2014:

	Estimated Useful Lives	September 30, 2015	December 31, 2014

Office equipment	3-5 years	$93,340	$7,263
less: Accumulated depreciation		(7,346)	(221)
Property, plant and equipment, net		$85,995	$7,042

Depreciation expenses for the nine-month periods ended September 30, 2015 and 2014 were $7,342 and $79, respectively.

TRHF COMPANY LIMITED, INC.

(f/k/a LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2015 AND FOR THE YEAR ENDED DECEMBER 31, 2014

(STATED IN US DOLLARS)

6.	DUE TO RELATED PARTIES

As of September 30, 2015 and December 31, 2014, the Company obtained an advance of $176,992 and $14,199, respectively, from related parties. The loan was unsecured, non-interest bearing and payable upon demand.

7.	INCOME TAX

The Company was incorporated in PRC and all its operations are in the PRC. The corporate income tax rate is 25%. The Company generated net losses from its operations in the PRC for the nine-month periods ended September 30, 2015 and 2014, and no income tax provision has been recorded for the periods. The Company did not recognize any deferred tax assets as results of operating losses because the Company is uncertain when the Company will generate profits to utilize such potential deferred tax assets.

8.	OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders' equity as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014

Accumulated other comprehensive loss, beginning of year	$1,930	$2,345
Cumulative translation adjustment	(297)	(415)
Accumulated other comprehensive loss, end of year	$1,633	$1,930

TRHF COMPANY LIMITED, INC.

(f/k/a LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2015 AND FOR THE YEAR ENDED DECEMBER 31, 2014

(STATED IN US DOLLARS)

9.	EARNINGS/(LOSS) PER SHARE

Basic net income/ (loss) per share is computed using the weighted average number of the ordinary shares outstanding during the periods.

The following table sets forth the computation of basic net income/ (loss) per share for the period ended September 30, 2015 and 2014, respectively:

	Nine months ended
	9/30/2015	9/30/2014
Basic Earnings Per Share:
Numerator:
Net income used in computing basic earnings per share	$23,816	$(64,911)

Denominator:
Weighted average common shares outstanding	600,000,000	600,000,000
Basic earnings per share:	$0.00	$(0.00)

Diluted Earnings Per Share:
Numerator:
Net income used in computing diluted Earnings per share	$23,816	$(64,910)

Denominator:
Weighted average common shares outstanding	600,000,000	600,000,000
Diluted earnings per share	$0.00	$(0.00)

TRHF COMPANY LIMITED, INC.

(f/k/a LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2015 AND FOR THE YEAR ENDED DECEMBER 31, 2014

(STATED IN US DOLLARS)

10.	CONCENTRATION OF RISK

Concentration

As of the date of this report, the Company had a single supplier for all of the machinery as part of its procurement process. This is due in part to the Company's limited product portfolio. As the Company expands its product portfolio, it expects to diversify its supply risk amongst multiple qualified suppliers.

Economic and Political Risk

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, restriction on international remittances, and rates and methods of taxation, among other things.

11.	SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure through the date of financial statements are issued.

No significant event occurred from September 30, 2015 to the date these financial statements are filed with the Securities Exchange Commission that would have a material impact on the Company's financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

TRHF Company Limited, Inc., formerly known as Lagoon Group Corp., (the "Company") was incorporated under the laws of the State of Nevada on September 24, 2013. On June 15, 2015, as a result of a private transaction, the control block of stock of the Company, represented by 10,000,000 shares of common stock, was transferred from Anastasiia Iurova to Wang Bo, and a change of control of the Company occurred. The Company then altered its business plan so that it is now a provider of platforms supporting relaxed and replenishing life in a beautiful ecological countryside. On June 16, 2015, the Company amended its Articles of Incorporation with the State of Nevada in order to change its name to TRHF Company Limited, Inc. and to increase the authorized shares of common stock from 75,000,000 to 600,000,000 (the "Amendments"). The name change was undertaken in order to more closely align with the operations of the Company going forward. The increase in authorized shares was undertaken to allow the Company to acquire a new operating entity. The board of directors of the Company approved the Amendments on June 16, 2015. The shareholders of the Company approved of the Amendments by written consent on June 16, 2015.

On July 9, 2015, the Company entered into a share exchange agreement (the "Exchange Agreement") with Health Plus International Ltd. ("HPIL") and Wang Bo, on behalf of himself and certain other individuals who received shares of the Company pursuant to the Exchange Agreement. On the terms and subject to the conditions set forth in the Exchange Agreement, on July 9, 2015, Wang Bo, holding all 50,000 shares of HPIL common stock, sold, assigned, transferred and delivered, free and clear of all liens, pledges, encumbrances, charges, restrictions or known claims of any kind, nature, or description, all of the shares of HPIL held by him to the Company; the objective of such transfer being the acquisition by the Company of all the issued and outstanding shares of HPIL common stock. In exchange for the transfer of such securities by Wang Bo, the Company is issuing, to the shareholders listed on Composite Exhibit A to the Exchange Agreement (the "Shareholders"), 587,420,000 shares of the Company's common stock, par value $.001 per share, as set forth therein. The Exchange Agreement has been filed as an Exhibit to Form 8-K with the U.S. Securities and Exchange Commission on July 13, 2015. Wang Bo has surrendered his certificate representing all of the HPIL shares to the Company. The Shareholder have received certificates evidencing their ownership of the Company.

On July 9, 2015, the Company acquired all of the outstanding equity of HPIL.

On September 9, 2015, HPIL entered into agreements with Shenzhen Tian Rui Hui Feng Agriculture Co., Ltd. (formerly known as Shenzhen Branch innovation and Technology Company Limited)("SZTRHF"), its shareholders: Shenzhen City Hai Zhuo Tian Rui Investment Company Limited and Wang Jing, whereby the Company, through HPIL, controls SZTRHF and receives substantially all of the economic benefits of SZTRHF.

The agreements include an Exclusive Option Agreement allowing HPIL or its nominee to acquire the shares of SZTRHF, a Voting Rights Proxy Agreement that provides HPIL with the voting rights of SZTRHF, and an Equity Pledge Agreement that pledges the shares in SZTRHF to HPIL, and a Entrusted Management Agreement whereby the Company has been entrusted to manage and direct the operations SZTRHF for the all of the economic benefits derived in SZTRHF's operations. Effective control of SZTRHF was transferred to HPIL through these series of contractual arrangements without transferring legal ownership in SZTRHF. As a result, SZTRHF became a variable interest entity ("VIE") and, accordingly, its financial position and results of operations have been included in the pro forma condensed consolidated financial statements of the Company.

SZTRHF is a limited company incorporated on April 6, 2012 in Shenzhen, People's Republic of China ("PRC"). The SZTRHF is in the business of design and distribution of close caption television and monitoring products for application in the agricultural sector. The Company is owned by Shenzhen City Hai Zhuo Tian Rui Investment Company Limited and Wang Jing, 75% and 25%, respectively. As of the date of these financial statements, the Company has registered for a maximum authorized capital of RMB 5 million of which RMB 800,000 has been paid up. The Company has submitted an application to the PRC government to expand its scope of business activities to include ecological tourism. In accordance to the agreements detailed above, SZTRHF has been accounted for a wholly owned subsidiary of the Company.

RESULTS OF OPERATION

We are a development stage company with limited operations. As of September 30, 2015, we have accumulated a deficit of $36,590. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenue

During the three months ended September 30, 2015, we recognized revenues of $13,872. No revenue had been recognized for the three months ended September 30, 2014. For the three months ended September 30, 2015, the revenue increased by $13,872 as compared to the same period in 2014. The increase was attributable to the increased of number of client and the amount of sales.

Operating Expenses

During the three months ended September 30, 2015, we incurred total expenses and professional fees of $32,049 compared to $18,986 incurred during the three months ended September 30, 2014. For the three months ended September 30, 2015, the operating expenses increased by $13,063 or 68.8% as compared to the same period in 2014. General and administrative, professional and management fee expense incurred generally relates to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The increase in total expenses incurred in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was due to the increased scale and scope of our business operations.

Net Income (Loss)

Our net loss for the three months ended September 30, 2015 was $18,053, decreasing by $929 or -0.05%, as compared to a net loss of $18,982 for the three months ended September 30, 2014, due to increased of other income and revenue.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenue

During the nine months ended September 30, 2015, we recognized revenues of $13,872. During the nine months ended September 30, 2014, no revenue had been recognized. For the nine months ended September 30, 2015, the revenue increased by $13,872 as compared to the same period in 2014. The increase was attributable to increased of number of client and the amount of sales.

Operating Expenses

During the nine months ended September 30, 2015, we incurred total expenses and professional fees of $56,151 compared to $55,272 incurred during the nine months ended September 30, 2014. For the nine months ended September 30, 2015, the operating expenses increased by $879 as compared to the same period in 2014. General and administrative, professional and management fee expense incurred generally relates to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The increase in total expenses incurred in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was due to the increased scale and scope of our business operations.

Net Income (Loss)

Our net loss for the nine months ended September 30, 2015 was $42,671, decreasing by $12,583 or 22.8%, as compared withthe net loss of $55,254 for the nine months ended September 30, 2014, due to increased of revenue and other income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

We have a net use of cash in our operating activities. For the nine months ended September 30, 2015, net cash used in operating activities was $128,558 compared to $24,261 used in operating activities in the nine months ended September 30, 2014. The increase in cash used in operations reflects the increase in activity between the two periods as we accelerated the implementation of our business plan during the nine months ended September 30, 2015.

Cash Flows from Investing Activities

We have a net use of cash in our investing activities. For the nine months ended September 30, 2015, net cash used in investing activities was $88,890 in cash in investing activities during the nine months ended September 30, 2015 increasing by $88,890, as compared with the zero cash flow from investing activities for the same period in 2014. The increase is due to the company purchasing equipment.

Cash Flows from Financing Activities

We received $266,695 from financing activities during the nine months ended September 30, 2015, increasing by $266,595 or 2666%, as compared the cash flow from financing activities of $100 during the nine months ended September 30, 2014. The increase was due to the company obtained an advance of $168,105 from related party and the $98,590 of injection of capital.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

GOING CONCERN

The independent auditors' report accompanying our September 30, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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

TRHF COMPANY LIMITED, INC.

Dated: November 25, 2015	By:	/s/ Song Zhilin
Song Zhilin
Director and Authorized Signatory

