Form 10-K
period 2015-12-31
TRHF Co LIMITED, INC.
filed 2016-04-12
CIK 1595140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-197103

TRHF Company Limited, Inc.
(Exact Name of Small Business Issuer as specified in its charter)

Nevada	80-0952322
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Unit B, 5/F, CKK Commercial Center, 289 Hennessy Road,

Hong Kong, China

(Address of Principal Executive Offices, Including Zip Code)

Registrant's Telephone Number, including area code: (853) 2845-2283

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, $0.001 par value – 600,000,000 shares, as of March 28, 2016.

TRHF Company Limited, Inc.

References in this document to "TRHF" "us," "we," "our" or "Company" refer to TRHF Company Limited, Inc. unless the context indicates otherwise.

Cautionary Statements under the Private Securities Litigation Reform Act of 1995

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors. When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

ITEM 1. BUSINESS

Narrative Description of the Business

Our History

We were originally incorporated in the State of Nevada on September 24, 2013 as Lagoon Group Corp. and established a fiscal year end of December 31. We had minimal revenues, and minimal assets. We were a development-stage company formed to commence operations in the distribution of teeth whitening products in Ecuador. We planned to sell teeth whitening products from different manufacturers.

Lagoon Group Corp. amended its Articles of Incorporation with the State of Nevada in order to change its name to TRHF Company Limited, Inc. and to increase the authorized shares of common stock from 75,000,000 to 600,000,000 (the "Amendments"). The name change was undertaken in order to more closely align with the operations of the Company going forward. The increase in authorized shares was undertaken to allow the Company to utilize the newly available shares to raise capital. The board of directors of the Company approved the Amendments on June 16, 2015. The shareholders of the Company approved of the Amendments by written consent on June 16, 2015.

On July 9, 2015, TRHF Company Limited, Inc. ("TRHF" or the "Company"), entered into a share exchange agreement (the "Exchange Agreement") with Health Plus International Ltd. ("HPIL") and Wang Bo, on behalf of himself and certain other individuals who received shares of TRHF pursuant to the Exchange Agreement. On the terms and subject to the conditions set forth in the Exchange Agreement, on July 9, 2015, Wang Bo, holding all 50,000 shares of HPIL common stock, sold, assigned, transferred and delivered, free and clear of all liens, pledges, encumbrances, charges, restrictions or known claims of any kind, nature, or description, all of the shares of HPIL held by him to TRHF; the objective of such transfer being the acquisition by the TRHF of all the issued and outstanding shares of HPIL common stock. In exchange for the transfer of such securities by Wang Bo, TRHF is issuing, to the shareholders listed on Composite Exhibit A to the Exchange Agreement (the "Shareholders"), 587,420,000 shares of the Company's common stock, par value $.001 per share, as set forth therein. Wang Bo has surrendered his certificate representing all of the HPIL shares to the Company. The Shareholder have received certificates evidencing their ownership of TRHF.

Prior to the date of the Exchange Agreement, Wang Bo was the majority shareholder of TRHF and a number of the Shareholders were shareholders of TRHF. Prior to the change of control event described in TRHF's Form 8-K filed on June 16, 2015, Wang Bo, the Shareholders and their affiliates had no interaction with TRHF other than the negotiation.

On July 9, 2015, the Company acquired all of the outstanding equity of HPIL.

On September 9, 2015, HPIL entered into agreements with Shenzhen Tian Rui Hui Feng Agriculture Co., Ltd. (formerly known as Shenzhen Branch innovation and Technology Company Limited) ("SZTRHF"), its shareholders: Shenzhen City Hai Zhuo Tian Rui Investment Company Limited and Wang Jing, whereby the Company, through HPIL, controls SZTRHF and receives substantially all of the economic benefits of SZTRHF.

The agreements include an Exclusive Option Agreement allowing HPIL or its nominee to acquire the shares of SZTRHF, a Voting Rights Proxy Agreement that provides HPIL with the voting rights of SZTRHF, and an Equity Pledge Agreement that pledges the shares in SZTRHF to HPIL, and a Entrusted Management Agreement whereby the Company has been entrusted to manage and direct the operations SZTRHF for the all of the economic benefits derived in SZTRHF's operations. Effective control of SZTRHF was transferred to HPIL through these series of contractual arrangements without transferring legal ownership in SZTRHF. As a result, SZTRHF became a variable interest entity ("VIE") and, accordingly, its financial position and results of operations have been included in the proforma condensed consolidated financial statements of the Company.

SZTRHF is a limited company incorporated on April 6, 2012 in Shenzhen, People's Republic of China ("PRC"). The SZTRHF is in the business of design and distribution of close caption television and monitoring products for application in the agricultural sector. The Company is owned by Shenzhen City Hai Zhuo Tian Rui Investment Company Limited and Wang Jing, 75% and 25%, respectively. As of the date of these financial statements, the Company has registered for a maximum authorized capital of RMB 5 million of which RMB 1,215,000 has been paid up. The Company has submitted an application to the PRC government to expand its scope of business activities to include ecological tourism. In accordance to the agreements detailed above, SZTRHF has been accounted for a wholly owned subsidiary of the Company.

Market Analysis and Distribution

TRHF Limited, Inc. operates the management platform with unique, fashionable and innovative lifestyle as well as membership system of the motor home travel camp for consumption. There are only 23 manufacturers of domestically-manufactured active motor homes in Asia, most of which are refitted vehicles or assembled vehicles. In 2014, 2,100 motor homes were sold in China and there were 360 camp sites for various motor homes. The motor home travel is still in its early stage in China. Along with the consumption policy to expand domestic demand of the Chinese government, increase of per capital income and robust growth of self-driving motor home travel during the holidays, in 2015 and 2016, the ownership of motor home travel will be about 53,000 in China and there will be 8,600 camp sites for motor home. The Company mainly sells, operates and manages the fashionable motor homes manufactured in USA, Germany and Holland.

Competition

The holiday park base, self-driving motor home travel and prefabricated mobile home are in their early stage. In order to stimulate domestic demand and in-depth consumption, the Chinese government considers the self-driving motor home travel complying with ecological environmental protection a key support field. With talent and technical management, application of the innovative management system of sci-tech informatization and incomparable technology of motor homes manufactured in USA, Germany and Holland, TRHF Limited, Inc. has fully automated design with fashion-orientation, personalization and technologically environmental protection. Compared with competitors, the motor home travel business of TRHF Limited, Inc. has policy risk in operation management in China. Undoubtedly, our business development demand, spacious development space, talent technology and informatization operation management system are better than theirs.

Sales, Marketing and Distribution Strategy

China has the largest population all over the world and is also the second largest economy all over the world. Our marketing and distribution strategies have unique innovative business modes, such as regional agency and distribution business, including general agency and sub-agency in terms of province, state, city and district. The membership system is employed and the membership card is used for bookkeeping consumption. The Internet information platform is strengthened. We sign strategic partnership agreement with the local government to legally and effectively market the product business strategy of TRHF Limited, Inc., while the motor home travel camp is set.

Products

The products and services include operation management bases of the fashionable motor home travel and motor home camp.

1.	Green and organic featured agricultural products

2.	Motor home assets management, base operation and supporting services

3.	Container complex as well as design, sale and supporting services of cork wood villas and houses

Production and Delivery

The fashionable, scientific and modern motor homes are manufactured in USA, Germany and Holland. With mature technology and international safety standard delivery, the period from order making to delivery is 7-8 months.

1.	Member club of TRHF Limited, Inc.: Platinum membership card, gold main card of motor home and gold main card of camp;

2.	Online sales of organic agricultural products and auxiliary products of motor homes;

3.	Offline smart exquisite park base consumption and experience;

4.	On-site sales of the motor home travel activity and camp activity;

5.	Direct E-marketing with the membership system;

Management and Information Platform

Scientifically develop and innovate as well as pay much attention to talents. The management mode of the Company is the high-quality and efficient international standardized management mechanism. We provide the customers with effective solutions from professional development to marketing management. The operation management is controlled by the integrated central system to effectively control the operation cost, making our business develop rapidly. TRHF Limited, Inc. has a first-class international senior and professional management team with rich experience, which is consistent with the benefits of the management.

Employees

Currently, we employ seventy five full-time persons. We may hire additional employees in the future to facilitate anticipated growth projections. We reimburse our employee for all necessary and customary business related expenses.

We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.

Proprietary Information

Patent

Unique Motor home travel camp

Government Regulation

We believe that governmental regulation will not be significant to us now or in the future.

Research and Development

The fact that the process of the business restructuring and faster growth of the leisure market in Mainland China during the year under review. We decide to replace the existing leisure wisdom packages throughout internet application.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

How to Obtain our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office at Unit B, 5/F, CKK Commercial Center, 289 Hennessy Road, Hong Kong, China. Our phone number is (853) 2845-2283

ITEM 1A. RISK FACTORS

This Annual Report contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those discussed in this Annual Report. These risks and uncertainties include, but are not limited to, the following.

Additional Financing Requirements

From time to time, in order to expand operations to meet customer demand, the Company will need to incur additional capital expenditures. These capital expenditures are intended to be funded from third party sources, including the incurring of debt and/or the sale of additional equity securities. In addition to requiring additional financing to fund capital expenditures, the Company may require additional financing to fund working capital, research and development, sales and marketing, general and administrative expenditures and operating losses. The incurrence of debt creates additional financial leverage and therefore an increase in the financial risk of the Company's operations. The sale of additional equity securities will be dilutive to the interests of current equity holders. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

Reliance on Key Personnel

Our success depends to a large extent on the efforts of our key personnel including our executive directors, senior management and key employees. There is no assurance that these key personnel will not voluntarily terminate their employment with our Group. The loss of any of our key personnel could be detrimental to our ongoing operations. Our success will also depend on our ability to attract and retain qualified personnel in order to manage our existing operations as well as our future growth.

Business Combinations

The Company may, in the future, pursue acquisitions of other complementary businesses. The Company may also pursue strategic alliances and joint ventures that leverage its core products and industry experience to expand its product offerings and geographic presence. The Company has limited experience with respect to acquiring other companies and limited experience with respect to forming collaborations, strategic alliances and joint ventures. If the Company were to make any acquisitions, it may not be able to integrate these acquisitions successfully into its existing business and could assume unknown or contingent liabilities. Any future acquisitions the Company makes could also result in large and immediate write-offs or the incurrence of debt and contingent liabilities, any of which could harm the Company's operating results. Integrating an acquired company also may require management resources that otherwise would be available for ongoing development of the Company's existing business.

Competition and Market Share

The Chinese leisure market in which the Company operates could be considered as highly competitive and fragmented, and the competition is expected to continually increase. Many of the Company's competitors sell services that are similar to the Company's services, and the Company's ability to compete against them is significantly dependent on its ability to distinguish its products from those of its competitors and demonstrate product quality. In addition, consumer preferences and needs may change quickly and frequently, creating opportunities for new competitors to enter the market and for existing competitors to take away the market share of the Company.

Global Economic Conditions May Adversely Affect Our Industry, Business and Results of Operations

Our overall performance depends, in part, on worldwide economic conditions which historically is cyclical in character. The U.S. has largely worked its way out of an economic recession while other key international economies continue to be impacted by a recession, characterized by falling demand for a variety of goods and services, restricted credit, going concern threats to financial institutions, major multinational companies and medium and small businesses, poor liquidity, declining asset values, reduced corporate profitability, extreme volatility in credit, equity and foreign exchange markets and bankruptcies. In markets where our sales occur and which become depressed, these conditions affect the rate of spending and could adversely affect our customers' ability or willingness to purchase our products, and delay prospective customers' purchasing decisions, all of which could adversely affect our operating results. In addition, in a weakened economy, companies that have competing products may reduce prices which could also reduce our average selling prices and harm our operating results.

Risks Related to Our Capital Stock

The public market for our common stock may be volatile and you could lose all or part of your investment. In the recent past, stocks, specifically those traded on the over-the counter ("OTC") markets, generally have experienced high levels of volatility. Our common stock is traded on the OTC market under the symbol "TRHF" and is not eligible for trading on any national or regional securities exchange or the NASDAQ National Market. While that status is the Company's longer term objective, a more active trading market for our common stock may never develop, or if such a market develops, it may not be sustained.

In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

The Securities and Exchange Commission ("SEC") has adopted regulations which generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore is a "penny stock" and is subject to the "penny stock" rules of the SEC. The trading market in our securities is currently limited and relatively illiquid which status makes transactions in our stock cumbersome and may reduce the value of an investment in our common stock. Brokers and dealers effecting transactions in "penny stock" must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares.

We Have Not Voluntarily Implemented Various Corporate Governance Measures

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight and the adoption of a Code of Ethics. The Company has not adopted exchange-mandated corporate governance measures and, since our securities are not listed on a national securities exchange, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We May Be Exposed to Potential Risks Relating to Our Internal Control Over Financial Reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the SEC has adopted rules requiring public companies to include a report of management on the Company's internal control over financial reporting in its annual reports. While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequately. In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

The Company Does Not Expect to Pay Dividends in the Foreseeable Future.

The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company instead intends to retain earnings, if any, to develop and expand its business.

Provisions of our Articles of Incorporation and Bylaws May Delay or Prevent Take-over Which May Not Be in the Best Interests of Our Shareholders.

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

Any Investment in Our Securities Involves a High Degree of Risk

Investors should consider carefully the risks and uncertainties described above, and all other information in this Form 8-K and in any reports hereafter filed with the SEC before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described in this Form 8-K could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

We Have Not Voluntarily Implemented Various Corporate Governance Measures

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight and the adoption of a Code of Ethics. Our Board of Directors expects to adopt a Code of Ethics at its next Board meeting. The Company has not adopted exchange-mandated corporate governance measures and, since our securities are not listed on a national securities exchange, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We May Be Exposed to Potential Risks Relating to Our Internal Control Over Financial Reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the SEC has adopted rules requiring public companies to include a report of management on the Company's internal control over financial reporting in its annual reports. While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequately. In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

The Company Does Not Expect to Pay Dividends in the Foreseeable Future.

The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company instead intends to retain earnings, if any, to develop and expand its business.

Provisions of our Articles of Incorporation and Bylaws May Delay or Prevent Take-over Which May Not Be in the Best Interests of Our Shareholders.

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

Any Investment in Our Securities Involves a High Degree of Risk

Investors should consider carefully the risks and uncertainties described above, and all other information in this Form 10-K and in any reports hereafter filed with the SEC before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described in this Form 10-K could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 2. PROPERTIES

We currently occupy office space at Unit B, 5/F, CKK Commercial Center, 289 Hennessy Road,

Hong Kong, China at an annual rent of approximately USD$ 100,000.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets ("OTCQB") under the symbol "TRHF."

The table below sets forth the high and low closing prices of the Company's Common Stock during the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not reflect actual transactions.

	Fiscal Year Ended December 31, 2015		Fiscal Year Ended December 31, 2015
	Price Range		Price Range
	High	Low	High	Low
First Quarter	n/a	n/a	n/a	n/a
Second Quarter	n/a	n/a	n/a	n/a
Third Quarter	8.00	1.00	n/a	n/a
Fourth Quarter	10.50	6.30	n/a	n/a

The closing sales price of the Company's common stock as reported on March 29, 2016, was $20.00 per share.

Holders

As of March 29, 2016, there were approximately ninety seven record holders of our common stock and there were 600,000,000 shares of our common stock outstanding.

Stock Transfer Agent

The stock transfer agent for our securities is Globex Transfer. Their address is 780 Deltona Blvd., Suite 202, Deltona, Florida 32725. Their phone number is (386) 206-1133.

Dividend Policy

We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors.

Equity Incentive Plan

We have not adopted an equity incentive plan.

Unregistered Sales of Equity Securities

During the year ended December 31, 2015, the Company completed no unregistered sales of equity securities.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company's common stock during the three months ended December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis ("MD&A") should be read in conjunction with financial statements of TRHF for the years ended December 31, 2015 and 2014, and the notes thereto. Additional information relating to TRHF is available at www.TRHF.net

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to

TRHF or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products, and litigation, as well as the matters discussed in TRHF's MD&A under Risk Factors. Readers should not place undue reliance on any such forward-looking statements. TRHF disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company's expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Overview

In view of great potential of the ecotourism resort business, TRHF will dedicate efforts to focus on the ecotourism resort business. The management expects that the ecotourism resorts which it is developing will contribute good profits to TRHF.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenue

For the year ended December 31, 2015, and for the year ended, December 31, 2014, TRHF had net revenues of $96,008 and $89,878, respectively. The increase in net revenue was primarily attributable to more leisure consumption customers and higher market demand during the reporting period.

Cost of Sales

Cost of sales for the years ended December 31, 2015 and 2014 was $43,827 and $84,121, respectively. This was caused by the decreased expenditures for the sales.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2015 were $357,793 compared to $152,652 for the year ended December 31, 2014. The increase was the result of the hiring of additional staff.

Net Loss

Net loss for the year ended December 31, 2015 was ($284,933) compared to a net loss of ($146,877) for the year ended December 31, 2014. This increase in the loss was due to increases in general and administrative expenses.

Liquidity and Capital Resources

Cash Flow Activities

We had cash of $27,650 at December 31, 2014 compared to cash of $17,037 at December 31, 2015. This decrease was mainly attributable to cash used in operating activities and investing activities.

Financing Activities

During the year ended December 31, 2014, TRHF received financing of $14,379, and received $299,985 of funding during the year ended December 31, 2015.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Use of Estimates

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, trade receivables, prepaid expenses, payables and accrued expenses. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. We consider the carrying values of our financial instruments in the consolidated financial statements to approximate fair value, due to their short-term nature.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets, usually three to seven years.

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. We do not believe that there has been any impairment to long-lived assets as of December 31, 2015 and 2014 or June 30, 2014 and 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Pronouncements

(See "Recently Issued Accounting Pronouncements" in Note 2 of Notes to the Financial Statements.)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRHF COMPANY LIMITED, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TRHF Company Limited, Inc.

(f/k/a Lagoon Group Corporation)

We have audited the accompanying consolidated balance sheets of TRHF Company Limited, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TRHF Company Limited, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had incurred substantial losses in previous years and has a working capital deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	WWC, P.C.
March 30, 2016	Certified Public Accountants

TRHF COMPANY LIMITED, INC.

(f/k/a LAGOON GROUP CORP.)

AUDITED CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2015 AND 2014

(STATED IN US DOLLARS)

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$17,037	$27,650
Account receivable, net	344	-
Other receivables	9,923	-
Advance to suppliers	6,275	49
Inventories	3,597	-
Total current assets	37,176	27,699

Property, plant and equipment, net	78,141	6,375
TOTAL ASSETS	$115,317	$34,074

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable	45,109	-
Other payables	45,973	16,237
Taxes payable	967	773
Due to related parties	144,714	12,944
Accrued liabilities	30,000	40,000
Total current liabilities	266,763	69,954

TOTAL LIABILITIES	266,763	69,954

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value; 600,000,000 shares authorized; 600,000,000 shares issued and outstanding as of December 31, 2015 and 2014	600,000	600,000
Additional paid in capital	163,590	-
Accumulated deficits	(922,743)	(637,810)
Accumulated other comprehensive income	7,707	1,930
TOTAL STOCKHOLDERS' DEFICIENCY	(151,446)	(35,880)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$115,317	$34,074

See Accompanying Notes to the Financial Statements and Accountant's Report

TRHF COMPANY LIMITED, INC.

(f/k/a LAGOON GROUP CORP.)

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(STATED IN US DOLLARS)

	For the years ended December 31,
	2015	2014

Revenues	$96,008	$89,878
Cost of revenues	43,827	84,121
Gross profit	52,181	5,757

Operating expenses
General and administrative expenses	357,793	152,652

Operating income	(305,612)	(146,895)

Other income/(expense)
Other income	21,170	-
Interest income	44	18
Other expense	(535)	-
Total other income	20,679	18

Loss before tax	(284,933)	(146,877)

Income tax	-	-

Net loss	$(284,933)	$(146,877)

Other comprehensive loss:
Foreign currency translation income/(loss)	5,777	(415)
Comprehensive loss	$(279,156)	$(147,292)

Loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	600,000,000	597,851,178
Diluted	600,000,000	597,851,178

See Accompanying Notes to the Financial Statements and Accountant's Report

TRHF COMPANY LIMITED, INC.

(f/k/a LAGOON GROUP CORP.)

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(STATED IN US DOLLARS)

	For the years ended December 31,
	2015	2014
Cash flows used in operating activities:
Net loss	$(284,933)	(146,877)
Adjustments to reconcile net loss to cash provided by operating activities:
Bad debt provision	-	7,862
Depreciation and amortization	14,175	106
Disposal loss	-	667
Impairment loss	-	12,942
Reversal of bad debt provision	7,768	-
Increase in accounts and other receivable	(18,485)	(7,209)
Increase in advances to suppliers	(6,503)	(49)
(Increase)/decrease in inventory	(3,755)	84,121
Decrease in prepaid expense	-	13,490
Increase/(decrease) in accounts payable	47,091	(39,068)
Increase in other payable and accrued liabilities	21,962	56,225
Decrease in tax payable	246	762
Net cash used in operating activities	(222,434)	(17,028)

Cash flows from investing activities:
Purchase of equipment	(89,456)	(6,702)
Net cash used in investing activities	(89,456)	(6,702)

Cash flows from financing activities:
Injection of capital	163,590	25,900
Proceeds from related party	136,395	-
Repayment to related party	-	(11,521)
Net cash provided by financing activities	299,985	14,379

Net decrease in cash and cash equivalents	(11,905)	(9,351)

Effect of exchange rate changes on cash and cash equivalents	1,292	(140)

Cash and cash equivalents, beginning of year	27,650	37,141

Cash and cash equivalents, end of year	$17,037	27,650

SUPPLEMENTARY DISCLOSURES:
Interest received	$44	$18
Interest paid	$-	$-
Income tax paid	$-	$-

See Accompanying Notes to the Financial Statements and Accountant's Report

TRHF COMPANY LIMITED, INC.

(f/k/a LAGOON GROUP CORP.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(STATED IN US DOLLARS)

	Number Of Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated deficits	Total
Balance, January 1, 2014	10,000,000	10,000	-	-	935	10,935
Recapitalization as a result of the share exchange agreement with HPIL and SZTRHF	587,420,000	587,420	(23,220)	2,345	(491,868)	74,677
Issuance of shares for cash	2,580,000	2,580	23,220	-	-	25,800
Net loss	-	-	-	-	(146,877)	(146,877)
Foreign currency translation adjustment	-	-	-	(415)	-	(415)
Balance, December 31, 2014	600,000,000	600,000	-	1,930	(637,810)	(35,880)

Balance, January 1, 2015	600,000,000	600,000	-	1,930	(637,810)	(35,880)
Capital injection	-	-	163,590	-	-	163,590
Net loss	-	-	-	-	(284,933)	(284,933)
Foreign currency translation adjustment	-	-	-	5,777	-	5,777
Balance, December 31, 2015	600,000,000	600,000	163,590	7,707	(922,743)	(151,446)

See Accompanying Notes to the Financial Statements and Accountant's Report

TRHF COMPANY LIMITED, INC.

(f/k/a LAGOON GROUP CORP.)

Notes to CONSOLIDATED financial statements

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

On September 9, 2015, HPIL entered into agreements with Shenzhen Tian Rui Hui Feng Agriculture Co., Ltd. ("SZTRHF"), formerly known as Shenzhen Branch Innovation and Technology Company Limited), its shareholders: Shenzhen City Hai Zhuo Tian Rui Investment Company Limited and Wang Jing, whereby the Company, through HPIL, controls SZTRHF and receives substantially all of the economic benefits of SZTRHF.

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

SZTRHF is a limited company incorporated on April 6, 2012 in Shenzhen, People's Republic of China ("PRC"). The SZTRHF is in the business of design and distribution of close caption television and monitoring products for application in the agricultural sector. The Company is owned by Shenzhen City Hai Zhuo Tian Rui Investment Company Limited and Wang Jing, 75% and 25%, respectively. As of the date of these financial statements, the Company has registered for a maximum authorized capital of RMB 5 million of which RMB 1,215,000 has been paid up. The Company has submitted an application to the PRC government to expand its scope of business activities to include ecological tourism. In accordance to the agreements detailed above, SZTRHF has been accounted for a wholly owned subsidiary of the Company.

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

The transactions detailed above have been accounted for as reverse takeover transactions and a recapitalization of the Company; accordingly, the Company (the legal acquirer) is considered the accounting acquiree and SZTRHF (the legal acquiree) is considered the accounting acquirer. No goodwill has been recorded. As a result of this transaction, the Company is deemed to be a continuation of the business of SZTRHF. Accordingly, the financial data included in the accompanying consolidated financial statements for all prior periods are that of the accounting acquirer, SZTRHF. The historical stockholders' equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the transaction occurred as of the beginning of the first period presented.

Going Concern

The financial statements have been prepared on a going concern basis whichassumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of December 31, 2015, the Company has an accumulated deficit of $922,743 and further losses are anticipated in the development of its business. In addition, the Company has a working capital deficit, with current liabilities exceeds current assets by $229,587. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

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

As of December 31, 2015, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable	Registered
Name of Company	incorporation	equity interest %	capital
Health Plus International Limited	BVI	100%	USD 50,000

Shenzhen Tian Rui Hui Feng	PRC	Variable Interest Entity, with	RMB 1,215,000
Agriculture Co., Ltd.		HPIL as the primary beneficiary

(c)	Use of Estimates

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

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of December 31, 2015 and 2014, cash and cash equivalents were mainly denominated in USD and RMB. These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For the years ended December 31, 2015 and 2014, the Company recorded impairment costs of $0 and $12,942, respectively.

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

Exchange Rates	December 31, 2015	December 31, 2014
Year end RMB : US$ exchange rate	6.4907	6.1385
Average year RMB : US$ exchange rate	6.2175	6.1432

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

For certain of the Company's financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, "Fair Value Measurements and Disclosures," requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, "Financial Instruments," defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

☐	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

☐

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

☐	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

In January 2015, The FASB issued ASU No. 2015-01, "Income Statement— Extraordinary and Unusual Items (Subtopic 225-20)". This update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification:

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

In February 2015, the FASB issued Accounting Standards Update ASU No. 2015-02, "Consolidation" (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) Limited partnerships and similar legal entities. (2) Evaluating fees paid to a decision maker or a service provider as a variable interest. (3) The effect of fee arrangements on the primary beneficiary determination. (4) The effect of related parties on the primary beneficiary determination. (5) Certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any impact on the Company's financial statements.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The adoption of this accounting guidance is not expected to have a material impact on the Company's financial statements.

In September 2015, the FASB issued ASU 2015-16, the guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The adoption of this accounting guidance is not expected to have a material impact on the Company's financial statements.

As of December 31, 2015, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company's financial statements.

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

3.	INVENTORIES

Inventories are valued at the lower of weighted average cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value, if lower. Inventories consisted of the following:

	December 31,	December 31,
	2015	2014

Raw materials	$3,597	$-
	$3,597	$-

4.	ACCOUNTS RECEIVABLE

	December 31,	December 31,
	2015	2014
Trade accounts receivables	$344	$4,447
Less: Allowance for doubtful accounts	-	(4,447)
	$344	$-
Allowance for bad debt:
Beginning balance	$(4,447)	$-
Additions to allowance	-	(4,447)
Reversal	4,447	-
Ending balance	$-	$(4,447)

Bad debt expense for the years ended December 31, 2015 and 2014 were $0 and $4,444, respectively. During the year ended December 31, 2015, a reversal of $4,447 was made as a result of successful collection.

5.	OTHER RECEIVABLES

As of December 31, 2015 and 2014, the Company had other receivables of $9,923 and $0 respectively. For the years ended December 31, 2015 and 2014, bad debt expense was $0 and $3,418, respectively. During the year ended December 31, 2015, a reversal of $3,421 was made as a result of successful collection.

6.	ADVANCES TO SUPPLIERS

As of December 31, 2015 and 2014, the Company had made advance to suppliers of $6,275 and $49, respectively, for the purchases of inventories.

7.	PROPERTY PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of December 31, 2015 and 2014:

	Estimated Useful Lives	December 31, 2015	December 31, 2014

Office equipment	3-5 years	$91,929	$6,596
less: Accumulated depreciation		(13,788)	(221)
Property, plant and equipment, net		$78,141	$6,375

Depreciation expenses for the years ended December 31, 2015 and 2014 were $14,175 and $106, respectively. Disposal of office equipment for the year ended December 31, 2014 was $667

8.	RELATED PARTY PAYABLES

As of December 31, 2015 and 2014, the Company obtained an advance of $124,944 and $14,200, respectively, from related parties in order to meet the need of cash flows during normal operation. The loan was unsecured, non-interest bearing and payable upon demand.

9.	INCOME TAX

The Company was incorporated in PRC and all its operations are in the PRC. In accordance with the relevant tax laws and regulations or PRC, the corporate income tax rate is 25%. The Company generated net losses from its operations in the PRC for the years ended December 31, 2015 and 2014, and no income tax provision has been recorded for the periods. The Company did not recognize any deferred tax assets as results of operating losses because the Company is uncertain when the Company will generate profits to utilize such potential deferred tax assets.

The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed at progressive rates in the range of:

Taxable Income
Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Loss attributed to PRC and BVI	$(193,577)	$(136,653)
Loss attributed to US	(91,356)	(10,224)
Loss before tax	(284,933)	(146,877)
Effective income tax rate	0%	0%
Income tax	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company's effective tax rate was as follows for the periods ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	25%	25%
The Company's effective tax rate	0%	0%

10.	OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders' equity as of December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014

Accumulated other comprehensive loss, beginning of year	$1,930	$2,345
Cumulative translation adjustment	5,777	(415)
Accumulated other comprehensive loss, end of year	$7,707	$1,930

11.	LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the periods.

The following table sets forth the computation of basic net loss per share for the years ended December 31, 2015 and 2014, respectively:

	For the years ended
	December 31, 2015	December 31, 2014
Basic Loss Per Share:
Numerator:
Net loss used in computing basic
earnings per share	$(284,933)	$(146,877)

Denominator:
Weighted average common shares
outstanding	600,000,000	597,851,178
Basic loss per share:	$(0.00)	$(0.00)

Diluted Loss Per Share:
Numerator:
Net loss used in computing diluted
Loss per share	$(284,933)	$(146,877)

Denominator:
Weighted average common shares
outstanding	600,000,000	597,851,178
Diluted loss per share	$(0.00)	$(0.00)

12.	CONCENTRATION OF RISK

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

13.	SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure through the date of financial statements are issued.

No significant event occurred from December 31, 2015 to the date these financial statements are filed with the Securities Exchange Commission that would have a material impact on the Company's financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Prior Auditors:

On June 23, 2015, the Company, was informed by the Securities and Exchange Commission that the Public Company Accounting Oversight Board revoked the registration of the Company's independent accounts, Harris & Gillespie CPA's.

On July 7, 2015, the Company engaged Gillespie & Associates, PLLC to provide auditing services for any prior periods audited by Harris that the Company may rely on in the future and going forward for the Company.

(See Form 8-K filed on July 8, 2015)

On February 22, 2016 the Company dismissed Gillespie HJ & Associates, LLC as the independent registered public accounting firm for the Company.

Newly Appointed Auditor:

On February 22, 2016, the Company engaged WWC, Professional Corporation, San Mateo, California, as its new independent registered public accounting firm.

(See Form 8-K filed on February 22, 2016)

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Principal Accounting Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2015 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company's internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. Wehave identified the following materialweak-nesses.

1. As of December 31, 2015, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of December 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria established in "INTERNAL CONTROL-INTEGRATED FRAMEWORK" issued by the COSO.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers, ages and position held with us is as follows:

Name	Age	Position Held

Peng Xuanlai *	50	President, Treasurer, Secretary and Director

Song Zhilin **	47	Director

__________________

* appointed as an officer and director effective June 16, 2015

** appointed as a director effective June 16, 2015

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. Mr. Xuanlai Peng and Dr. Song Zhilin cannot be considered to be independent directors.

Xuanlai Peng is experienced in smart and fine agriculture, ecological business travel and leisure industry, and the planning and designing of smart urban development. He graduated from China Xiaogan Vocational and Technical College in the field of Finance in 1999. He also holds an EMBA graduation certificate in Advanced Business Administration of Tsinghua University.

In January 2015, he co-founded Shenzhen TianRuiHuiFeng Agriculture Co., Ltd. Prior to this, he was a partner of Shenzhen Hawell Future Technology Co., Ltd. He was responsible for the company's marketing operations and product planning. Mr. Peng served as a General Manager of Anxin-China Holdings Co Ltd. (stock code HK01149) in 2012, likewise, Shenzhen Hawell Future Technology Co. Ltd. was merged with Anxin-China at the Hong Kong Stock Exchange market. He managed smart urban development, market operations, and project planning, designing and implementation in China.

Dr. Song is currently an Assistant Professor in the Department of Medicine, School of Medicine, University of Colorado (CU). Before that, he had been an Assistant Professor in Department of Physiology since 2009. He has over 20 years' experience of professional research in Physiology and Neuroscience.

He was admitted to the Special Class for the Gifted Young of the University of Science and Technology of China (USTC) in 1983 after one year study in Xiaogan Senior High School, Hubei Province. He received his Bachelor of Science degree in neurophysiology and biophysics from USTC in 1988. He then worked at Guangzhou Baiyunshan Pharmaceutical Co. Ltd from 1988 to 1994, as a Pharmaceutical Engineer. During his work at BYS Pharmaceutical Co., he first worked at the Biochemical Laboratory to develop medicines such as HCG. He then moved on to the New Drug Division. The main work there was to study the medicine market and to promote new medical products by direct interactions with doctors and pharmacies in the hospitals. His team successfully developed the market for the two then-best antibiotics: Ciprofloxacin and Cefixime, in China. He was responsible for most of the technical communications with Fujisawa Pharmaceutical Co. (Cefixime).

Dr. Song has made significant research contributions in the areas of neurophysiology, focusing on the regulation of the neural hormones vasopressin/antidiuretic hormone and oxytocin. His most recent research interests are on the treatment of obesity, which is epidemic in US and has become increasingly prevalent in China in recent years.

Committees of the Board of Directors

Currently, we do not have any committees of the Board of Directors.

Director and Executive Compensation

No compensation has been paid and no stock options granted to any of our officers or directors in the last three fiscal years.

Employment Agreements

We have no written employment agreements with any of our executive officer or key employee.

Equity Incentive Plan

We have not adopted an equity incentive plan, and no stock options or similar instruments have been granted to any of our officers or directors.

Indemnification and Limitation on Liability of Directors

Our Articles of Incorporation limit the liability of our directors to the fullest extent permitted by Nevada law. Nothing contained in the provisions will be construed to deprive any director of his right to all defenses ordinarily available to the director nor will anything herein be construed to deprive any director of any right he may have for contribution from any other director or other person.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

No compensation has been paid and no stock options granted to our officer and director in the last three fiscal years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2015, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 66,885,082 common shares were issued and outstanding as of December 31, 2015.

Name and Address of Beneficial Owner (1)	Number of Shares Owned	Percentage of Ownership

Peng Xuanlai
Unit B, 5/F, CKK Commercial Center,
289 Hennessy Road,
Hong Kong, China	0	0%

Song Zhilin
Unit B, 5/F, CKK Commercial Center,
289 Hennessy Road,
Hong Kong, China	0	0%

Wang Bo
Unit B, 5/F, CKK Commercial Center,
289 Hennessy Road,
Hong Kong, China	310,000,000	51.67%

All Officers and Directors as a Group	0	0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent auditor, WWC, Professional Corporation, and our previous auditors Harris & Gillespie CPA's and Gillespie & Associates, PLLC, billed an aggregate of $48,000 and $2,500 for the fiscal years ended December 31, 2015 and December 31, 2014, respectively, for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Share Exchange Agreement, by and among TRHF Company Limited, Inc., Health Plus International Ltd., Wang Bo and the individuals listed on composite Exhibit A attached thereto, dated July 9, 2015 (2)

21.1	Subsidiaries

31.1	Certification of CEO/CFO pursuant to Sec. 302

32.1	Certification of CEO/CFO pursuant to Sec. 906

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1) Filed as an exhibit to the registrant's Form S-1, filed June 30, 2014 and incorporated by reference herein.

(2) Filed as an exhibit to the registrant's Form 8-K, filed July 13, 2015 and incorporated by reference herein.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Reports on Form 8-K.

8-K filed June 16, 2015 regarding the change of control of the Company.

8-K filed July 6, 2015 regarding a change in the Company's certifying accountant.

8-K filed July 7, 2015 regarding the Company's name change to TRHF Company Limited, Inc. and the increase in authorized shares of common stock to 600,000,000.

8-K/A filed on July 8, 2015 regarding a change in the Company's certifying accountant.

8-K filed on July 13, 2015 regarding the entry into a material definitive agreement and the acquisition of material assets.

8-K filed on September 29, 2015 which includes Form 10 information.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2016	By:	/s/ Peng Xuanlai
	Name:	Peng Xuanlai
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 11, 2016	By:	/s/ Peng Xuanlai
	Name:	Peng Xuanlai
	Title:	Director

Date: April 11, 2016	By:	/s/ Song Zhilin
	Name:	Song Zhilin
	Title:	Director

