Form 10-Q
period 2016-03-31
TRHF Co LIMITED, INC.
filed 2016-05-16
CIK 1595140

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of May 13, 2016
Common Stock, $0.001	600,000,000

2

PART I. FINANCIAL INFORMATION

TRHF COMPANY LIMITED, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND DECEMBER 31, 2015

(STATED IN U.S. DOLLARS)

TRHF COMPANY LIMITED, INC.

3

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(STATED IN US DOLLARS)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	2,105	17,037
Account receivable, net	-	344
Other receivable	2,191	9,923
Advance to suppliers	775	6,275
Inventories	3,968	3,597
Prepaid tax	765	-
Total current assets	9,804	37,176

Property, plant and equipment, net	71,783	78,141
TOTAL ASSETS	81,587	115,317

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable	-	45,109
Other payables	63,812	45,973
Tax payable	-	967
Due to related parties	194,998	144,714
Accrued liabilities	11,112	30,000
TOTAL LIABILITIES	269,922	266,763

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value; 600,000,000 shares authorized; 600,000,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	600,000	600,000
Additional paid in capital	163,590	163,590
Accumulated deficits	(957,683)	(922,743)
Accumulated other comprehensive income	5,758	7,707
TOTAL STOCKHOLDERS' DEFICIENCY	(188,335)	(151,446)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	81,587	115,317

See Accompanying Notes to the Financial Statements.

F - 1

  TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2016 AND MARCH 31, 2015

(STATED IN US DOLLARS)

	Three months ended March 31, 2016	Three months ended March 31, 2015

Revenues	-	-
Cost of revenues	-	-
Gross profit	-	-

Operating Expenses
General and administrative expenses	81,413	24,542

Operating income	(81,413)	(24,542)

Other income/(expense)
Other income	46,473	-

Loss before tax	(34,940)	(24,542)

Income taxes	-	-

Net loss	(34,940)	(24,542)

Other comprehensive loss
Foreign currency translation income/(loss)	(1,949)	-
Comprehensive loss	(36,889)	(24,542)

Loss per common share:
Basic and Diluted	-	-

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	600,000,000	12,580,000

See Accompanying Notes to the Financial Statements.

F - 2

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

FOR THE PERIOD ENDED MARCH 31, 2016 AND DECEMBER 31, 2015

(STATED IN US DOLLARS)

				Accumulated
			Additional	Other
	Number Of	Common	Paid-in	Comprehensive	Accumulated
	Shares	Stock	Capital	Income	deficits	Total

Balance, January 1, 2015	600,000,000	600,000	-	1,930	(637,810)	(35,880)
Capital injection	-	-	163,590	-	-	163,590
Net loss	-	-	-	-	(284,933)	(284,933)
Foreign currency translation adjustment	-	-	-	5,777	-	5,777
Balance, December 31, 2015	600,000,000	600,000	163,590	7,707	(922,743)	(151,446)

Balance, January 1, 2016	600,000,000	600,000	163,590	7,707	(922,743)	(151,446)
Net loss	-	-	-		(34,940)	(34,940)
Foreign currency translation adjustment	-	-	-	(1,949)		(1,949)
Balance, March 31, 2016	600,000,000	600,000	163,590	5,758	(957,683)	(188,335)

See Accompanying Notes to the Financial Statements.

F - 3

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2016 AND MARCH 31, 2015

(STATED IN US DOLLARS)

	Three months ended March 31, 2016	Three months ended March 31, 2015
	(Unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	(34,940)	(24,542)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortisation	6,358	67
Decrease in accounts receivable	344	-
Decrease in other receivable	7,732	-
Decrease in advance to suppliers	5,500	-
Increase in inventories	(371)	-
Increase in prepaid expenses	-	(100)
Decrease in accounts payable	(45,109)	(100)
Increase in other payable	17,839	-
Decrease in tax payable	(967)	-
Increase in prepaid tax	(765)	-
Decrease in accrued liabilities	(18,888)	-
Net cash used in operating activities	(63,267)	(24,675)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS GENERATED BY FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Proceeds from related parties	50,284	-
Net cash provided by financing activities	50,284	-

Net decrease in cash and equivalents	(12,983)	(24,675)

Effect of exchange rate changes on cash and cash equivalents	(1,949)	-

Cash and equivalents at beginning of the period	17,037	26,511

Cash and equivalents at end of the period	2,105	1,836

SUPLEMENTARY DISCLOSURES:
Interest	-	-
Taxes	-	-

See Accompanying Notes to the Financial Statements.

F - 4

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2016 AND FOR THE YEAR

ENDED DECEMBER 31, 2015

(STATED IN U.S. DOLLARS)

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

F - 5

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2016 AND FOR THE YEAR

ENDED DECEMBER 31, 2015

(STATED IN U.S. DOLLARS)

SZTRHF is a limited company incorporated on April 6, 2012 in Shenzhen, People's Republic of China ("PRC"). The SZTRHF is in the business of design and distribution of close caption television and monitoring products for application in the agricultural sector. The Company is owned by Shenzhen City Hai Zhuo Tian Rui Investment Company Limited and Wang Jing, 75% and 25%, respectively. As of the date of these financial statements, the Company has registered for a maximum authorized capital of RMB 5 million of which RMB 2,061,000 has been paid up. The Company has submitted an application to the PRC government to expand its scope of business activities to include ecological tourism. In accordance to the agreements detailed above, SZTRHF has been accounted for a wholly owned subsidiary of the Company.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of March 31, 2016, the Company has an accumulated deficit of $957,683 and further losses are anticipated in the development of its business. In addition, the Company has a working capital deficit, with current liabilities exceeds current assets by $260,118. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

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

F - 6

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2016 AND FOR THE YEAR

ENDED DECEMBER 31, 2015

(STATED IN U.S. DOLLARS)

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

As of March 31, 2016, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Paid Up capital

Health Plus International Limited	BVI	100%	USD 50,000

Shenzhen Tian Rui Hui Feng Agriculture Co., Ltd.	PRC	Variable Interest Entity, with HPIL as the primary beneficiary	RMB 2,061,000

F - 7

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

(STATED IN U.S. DOLLARS)

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

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of March 31, 2016 and December 31, 2015, cash and cash equivalents were mainly denominated in [USD and] RMB. These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

F - 8

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

(STATED IN U.S. DOLLARS)

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

F - 9

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

(STATED IN U.S. DOLLARS)

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

Exchange Rates	3/31/2016	12/31/2015	3/31/2015
Period end RMB: US$ exchange rate	6.3538	6.4907	6.1965

Average period RMB: US$ exchange rate	6.1606	6.2175	6.1943

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

F - 10

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

(STATED IN U.S. DOLLARS)

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

F - 11

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

(STATED IN U.S. DOLLARS)

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

F - 12

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

(STATED IN U.S. DOLLARS)

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

In February 2015, the FASB issued Accounting Standards Update ASU No. 2015-02, "Consolidation" (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Alllegal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) Limited partnerships and similar legal entities. (2) Evaluating fees paid to a decision maker or a service provider as a variable interest. (3) The effect of fee arrangements on the primary beneficiary determination. (4) The effect of related parties on the primary beneficiary determination. (5) Certain investment funds. ASU2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any impact on the Company's financial statements.

F - 13

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

(STATED IN U.S. DOLLARS)

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that ismeasured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at thelower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The adoption of this accounting guidance is not expected to have a material impact on the Company's financial statements.

In September 2015, the FASB issued ASU 2015-16, the guidance eliminates the requirement to restate prior period financial statements formeasurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement periodadjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impactof the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The adoption of this accountingguidance is not expected to have a material impact on the Company's financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.

Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.

As of March 31, 2016, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company's financial statements.

F - 14

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

(STATED IN U.S. DOLLARS)

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

These unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the period ending March 31, 2016.

3. OTHER RECEIVABLES

As of March 31, 2016 and December 31, 2015, the Company had other receivables of $2,191 and $9,923 respectively. These receivables bear no interest and are due on demand except otherwise noted.

4. ADVANCES TO SUPPLIERS

As of March 31, 2016 and December 31, 2015, the Company had made advance to suppliers of $775 and $6,275, respectively, for the purchases of property, plant and equipment, and inventories.

F - 15

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2016 AND FOR THE YEAR

ENDED DECEMBER 31, 2015

(STATED IN U.S. DOLLARS)

5. PROPERTY PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of March 31, 2016 and December 31, 2015:

	Estimated Useful Lives	March 31, 2016	December 31, 2015

Office equipment	3-5 years	$91,929	$91,929
less: Accumulated depreciation		(20,146)	(13,788)
Property, plant and equipment, net		$71,783	$78,141

Depreciation expenses for the three-month periods ended March 31, 2016 and 2015 were $6,358 and $67, respectively.

6. DUE TO RELATED PARTIES

As of March 31, 2016 and December 31, 2015, the Company obtained an advance of $194,998 and $144,714, respectively, from related parties in order to meet the need of cash flows during normal operations. The loan was unsecured, non-interest bearing and payable upon demand.

7. INCOME TAX

The Company was incorporated in PRC and all its operations are in the PRC. In accordance with the relevant tax laws and regulations or PRC, the corporate income tax rate is 25%. The Company generated net losses from its operations in the PRC for the three-month periods ended March 31, 2016 and 2015, and no income tax provision has been recorded for the periods. The Company did not recognize any deferred tax assets as results of operating losses because the Company is uncertain when the Company will generate profits to utilize such potential deferred tax assets.

F - 16

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2016 AND FOR THE YEAR

ENDED DECEMBER 31, 2015

(STATED IN U.S. DOLLARS)

8. OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders' equity as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015

Accumulated other comprehensive loss, beginning of period	$7,707	$1,930
Cumulative translation adjustment	(1,949)	5,777
Accumulated other comprehensive loss, end of period	$5,758	$7,707

9. LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the periods.

The following table sets forth the computation of basic net loss per share for the periods ended March 31, 2016 and 2015, respectively:

	Three months ended
	3/31/2016	3/31/2015
Basic Loss Per Share:
Numerator:
Net loss used in computing basic loss per share	$(34,940)	$(24,542)

Denominator:
Weighted average common shares outstanding	600,000,000	12,580,000
Basic loss per share:	$(0.00)	$(0.00)

Diluted loss Per Share:
Numerator:
Net loss used in computing diluted loss per share	$(34,940)	$(24,542)

Denominator:
Weighted average common shares outstanding	600,000,000	12,580,000
Diluted loss per share	$(0.00)	$(0.00)

F - 17

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2016 AND FOR THE YEAR

ENDED DECEMBER 31, 2015

(STATED IN U.S. DOLLARS)

10. OPERATING LEASE COMMITMENT

The Lessee

As of March 31, 2016, the Company had commitments for future minimum lease under non-cancellable operating leases in respect of rental premises which due as follows:

	March 31, 2016	December 31, 2015

Within one year	$95,301	$-
In the second to fifth years inclusive	59,499	-
After the fifth year	$-	$-
	154,800	-

The leases typically run for an initial period of two to five years. None of the leases included contingent rentals.

The Lessor

As of March 31, 2016, the Company's total future minimum lease receipts under non-cancellable operating leases are receivable as follows:

	March 31, 2016	December 31, 2015

Within one year	$208,432	$-
In the second to fifth years inclusive	293,396	-
After the fifth year	$-	$-
	501,828	-

The leases typically run for an initial period of two to three years. None of the leases included contingent rentals.

F - 18

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2016 AND FOR THE YEAR

ENDED DECEMBER 31, 2015

(STATED IN U.S. DOLLARS)

11. CONCENTRATION OF RISK

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

12. SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure through the date of financial statements are issued.

No significant event occurred from March 31, 2016 to the date these financial statements are filed with the Securities Exchange Commission that would have a material impact on the Company's financial statements.

F - 19

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

SZTRHF is a limited company incorporated on April 6, 2012 in Shenzhen, People's Republic of China ("PRC"). The SZTRHF is in the business of design and distribution of close caption television and monitoring products for application in the agricultural sector. The Company is owned by Shenzhen City Hai Zhuo Tian Rui Investment Company Limited and Wang Jing, 75% and 25%, respectively. As of the date of these financial statements, the Company has registered for a maximum authorized capital of RMB 5 million of which RMB 2,061,000 has been paid up. The Company has submitted an application to the PRC government to expand its scope of business activities to include ecological tourism. In accordance to the agreements detailed above, SZTRHF has been accounted for a wholly owned subsidiary of the Company.

RESULTS OF OPERATION

We are a development stage company with limited operations. As of March 31, 2016, we accumulated a deficit of $957,683. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

Revenue

We recognized no revenue in the three-months periods ended March 31, 2016 and 2015.

Operating Expenses

During the three months ended March 31, 2016, we incurred total expenses and professional fees of $81,413 compared to $24,542 incurred during the three months ended March 31, 2015. The increase was due to (i) the increase of depreciation and amortization expenses which is caused by the new purchases of property, plant and equipment; (ii) the increase of professional fee in relation to the first quarterly review of the Company's financial statements for the three months ended March 31, 2016; and (iii) the increase of staff cost due to more manpower required.

Other Income

During the three months ended March 31, 2016, we recognized other income of $46,473. During the three months ended March 31, 2015, no other income was recognized. The increase was attributable to the rental income from a new tenant.

Net Loss

Our net loss for the three months ended March 31, 2016 was $34,940, increasing by $10,398 or 42.4%, as compared with a net loss of $24,542, for the three months ended March 31, 2015, due to the increase of operating expenses outweighing the increase of other income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

We have a net use of cash in our operating activities. For the three months ended March 31, 2016, net cash flows used in operating activities was $63,267, compared to $24,675 used in operating activities in the three months ended March 31, 2015. The increase in cash used in operations reflects the increase in activity between the two periods as we accelerated the implementation of our business plan during the three months ended March 31, 2016.

Cash Flows from Investing Activities

For the three-months periods ended March 31, 2016 and 2015, net cash flows used in and generated from investing activities were $nil.

Cash Flows from Financing Activities

We received $50,284 from financing activities during the three months ended March 31, 2016. We received $nil from financing activities during the three months ended March 31, 2015. The increase was due to the increase of investments from related party.

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

OFF-BALANCE SHEET ARRANGEMENTS

None

GOING CONCERN

There is a doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placements of common stock.

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

9

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRHF COMPANY LIMITED, INC.

Dated: May 16, 2016	By:	/s/ Song Zhilin
Song Zhilin,
Director and Authorized Signatory

10