Form 10-Q
period 2016-06-30
TRHF Co LIMITED, INC.
filed 2016-08-15
CIK 1595140

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of July 16, 2016
Common Stock, $0.001	600,000,000

PART I. - FINANCIAL INFORMATION

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

(STATED IN US DOLLARS)

	June 30 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	4	17,037
Account receivable, net	-	344
Other receivable	716	9,923
Advance to suppliers	-	6,275
Inventories	3,847	3,597
Prepaid tax	764	-
	5,331	37,176

Intangible assets	200,000,000	-

Property, plant and equipment, net	68,322	78,141
	200,073,653	115,317

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable	-	45,109
Other payables	102,782	45,973
Tax payable	-	967
Due to related parties	175,790	144,714
Accrued liabilities	7,188	30,000
	285,760	266,763

Long term loan	200,000,000	-

TOTAL LIABILITIES	200,285,760	266,763

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value; 600,000,000 shares authorized; 600,000,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	600,000	600,000
Additional paid in capital	163,590	163,590
Accumulated deficits	(989,427)	(922,743)
Accumulated other comprehensive income	13,730	7,707
TOTAL STOCKHOLDERS' DEFICIENCY	(212,107)	(151,446)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	200,073,653	115,317

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating Expenses:
General & administrative expenses	68,117	2,003	149,530	26,545

Total operating expenses	68,117	2,003	149,530	26,545

Other income	36,373		82,846
Net loss from operations	(31,744)	(2,003)	(66,684)	(26,545)

Foregin Exchange currency	7971		6,022
Loss before income tax	(23,773)	(2,003)	(60,662)	(26,545)
Provision for income taxes		-	-	-

Net Loss	$(23,773)	$(2,003)	$(60,662)	$(26,545)

Basic and diluted loss per share	$-	$-	$-	$-

Basic and diluted weighted average shares	600,000,000	12,580,000	600,000,000	12,580,000

CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	2016	2015
Cash flow from operating activities:
Net loss	$(66,684)	$(26,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortisation	9,819	134
Decrease in accounts receivable	344
Decrease in other receivable	9,207
Decrease in advance to suppliers	6,275
(Decrease)/Increase in inventories	(250)
Increase in prepaid expenses	0
Decrease in accounts payable	(45,109)	(100)
Increase in other payable	56,809
Decrease in tax payable	(967)
(Decrease)/Increase in prepaid tax	(764)
Decrease in accrued liabilities	(22,812)

Net cash used in operating activities	(54,132)	(26,511)

Cash flows used by investing activities:
Purchase of equipment	-	-
Net cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from related parties	31,076	0

Net decrease in cash	(23,056)	(26,511)
Effect of exchange rate changes on cash and cash equivalents	6,023
Cash at beginning of the period	17,037
Cash at end of the period	$4	$(26,511)

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2016 AND FOR THE YEAR

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

AS OF AND FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2016 AND FOR THE YEAR

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of June 30, 2016, the Company has an accumulated deficit of $989,427 and further losses are anticipated in the development of its business. In addition, the Company has a working capital deficit, with current liabilities exceeds current assets by $212,107. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

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

AS OF AND FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2016 AND FOR THE YEAR

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

As of June 30, 2016, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Paid Up capital

Health Plus International Limited	BVI	100%	USD 50,000

Shenzhen Tian Rui Hui Feng Agriculture Co., Ltd.	PRC	Variable Interest Entity, with HPIL as the primary beneficiary	RMB 2,061,000

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

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

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of June 30, 2016 and December 31, 2015, cash and cash equivalents were mainly denominated in [USD and] RMB. These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

AS OF AND FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

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

AS OF AND FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

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

Exchange Rates	6/30/2016	3/31/2015	12/31/2015

Period end RMB: US$ exchange rate	6.65	6.3538	6.4907

Average period RMB: US$ exchange rate	6.57	6.1606	6.2175

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

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

AS OF AND FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

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

AS OF AND FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

(STATED IN U.S. DOLLARS)

(r)

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

As of June 30, 2016, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company's financial statements.

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

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

These unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the period ending June 30, 2016.

3. OTHER RECEIVABLES

As of June 30, 2016 and December 31, 2015, the Company had other receivables of $716 and $9,923 respectively. These receivables bear no interest and are due on demand except otherwise noted.

4. ADVANCES TO SUPPLIERS

As of March 30, 2016 and December 31, 2015, the Company had made advance to suppliers of $0 and $6,275, respectively, for the purchases of property, plant and equipment, and inventories.

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2016 AND FOR THE YEAR

ENDED DECEMBER 31, 2015

(STATED IN U.S. DOLLARS)

5. PROPERTY PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of June 30, 2016 and December 31, 2015:

	Estimated Useful Lives	June 30, 2016	December 31, 2015

Office equipment	3-5 years	$91,929	$91,929
less: Accumulated depreciation		(23,607)	(13,788)
Property, plant and equipment, net		$68,322	$78,141

Depreciation expenses for the three-month periods ended June 30, 2016 and 2015 were $3,461 and $67, respectively.

6. DUE TO RELATED PARTIES

As of June 30, 2016 and December 31, 2015, the Company obtained an advance of $175,790 and $144,714, respectively, from related parties in order to meet the need of cash flows during normal operations. The loan was unsecured, non-interest bearing and payable upon demand.

7. INCOME TAX

The Company was incorporated in PRC and all its operations are in the PRC. In accordance with the relevant tax laws and regulations or PRC, the corporate income tax rate is 25%. The Company generated net losses from its operations in the PRC for the three-month periods ended June 30, 2016 and 2015, and no income tax provision has been recorded for the periods. The Company did not recognize any deferred tax assets as results of operating losses because the Company is uncertain when the Company will generate profits to utilize such potential deferred tax assets.

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2016 AND FOR THE YEAR

ENDED DECEMBER 31, 2015

(STATED IN U.S. DOLLARS)

8. OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders' equity as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015

Accumulated other comprehensive loss, beginning of period	$5,758	$1,930
Cumulative translation adjustment	7,972	5,777
Accumulated other comprehensive loss, end of period	$13,730	$7,707

9. LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the periods.

The following table sets forth the computation of basic net loss per share for the periods ended June 30, 2016 and 2015, respectively:

	Three months ended
	6/30/2016	6/30/2015

Basic Loss Per Share:
Numerator:
Net loss used in computing basic loss per share	$(23,773)	$(2,003)

Denominator:
Weighted average common shares outstanding	600,000,000	12,580,000
Basic loss per share:	$(0.00)	$(0.00)

Diluted loss Per Share:
Numerator:
Net loss used in computing diluted loss per share	$(31,744)	$(2,003)

Denominator:
Weighted average common shares outstanding	600,000,000	12,580,000
Diluted loss per share	$(0.00)	$(0.00)

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2016 AND FOR THE YEAR

ENDED DECEMBER 31, 2015

(STATED IN U.S. DOLLARS)

10. OPERATING LEASE COMMITMENT

The Lessee

As of June 30, 2016, the Company had commitments for future minimum lease under non-cancellable operating leases in respect of rental premises which due as follows:

	June 30, 2016	December 31, 2015

Within one year	$92,193	$-
In the second to fifth years inclusive	46,588	-
After the fifth year	$-	$-
	138,780	-

The leases typically run for an initial period of two to five years. None of the leases included contingent rentals.

The Lessor

As of June 30, 2016, the Company's total future minimum lease receipts under non-cancellable operating leases are receivable as follows:

	March 31, 2016	December 31, 2015

Within one year	$190,266	$-
In the second to fifth years inclusive	234,815	-
After the fifth year	$-	$-
	425,081	-

The leases typically run for an initial period of two to three years. None of the leases included contingent rentals.

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2016 AND FOR THE YEAR

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

No significant event occurred from June 30, 2016 to the date these financial statements are filed with the Securities Exchange Commission that would have a material impact on the Company's financial statements.

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

RESULTS OF OPERATION

We are a development stage company with limited operations. As of June 30, 2016, we have accumulated a deficit of $23,773. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenue

During the three months ended June 30, 2016, we recognized revenues of $104,490. During the three months ended June 30, 2015, we recognized $2,003. The increase was attributable to the increase number of clients and the amount of sales.

Operating Expenses

During the three months ended June 30, 2016, we incurred total expenses and professional fees of $68,117 compared to $2,003 incurred during the three months ended June 30, 2015. The increase was due to the increase scale and scope of our business operations.

Net Income (Loss)

Our net income for the three months ended June 30, 2016 was $23,773 compared to a net loss of $2,003 for the three months ended June 30, 2015, due to the increase of other income and revenue

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenue

During the six months ended June 30, 2016, we recognized revenues of $232,376. During the six months ended June 30, 2015, we recognized $26,545. The increase was attributable to the increase number of clients and the amount of sales.

Operating Expenses

During the six months ended June 30, 2016, we incurred total expenses and professional fees of $149,530 compared to $26,545 incurred during the six months ended June 30, 2015. General and administrative, professional and management fee expense incurred generally relates to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The increase in total expenses incurred in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was due to the increased scale and scope of our business operations.

Net Income (Loss)

Our net income for the six months ended June 30, 2016 was $60,662 compared to a net loss of $26,545 for the six months ended June 30, 2015, due to the increase of other income and revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

For the six months ended June 30, 2016, net cash flows used in operating activities was $54,132 compared to $26,511 used in operating activities in the six months ended June 30, 2015. The increase in cash used in operations reflects the increase in activity between the two periods as we accelerated the implementation of our business plan during the six months ended June 30, 2016.

Cash Flows from Investing Activities

We $0 in cash in investing activities during the six months ended June 30, 2016. For the six months ended June 30, 2015 we used $0.

Cash Flows from Financing Activities

We received $23,056 from financing activities during the six months ended June 30, 2016. We received $26,511 from financing activities during the six months ended June 30, 2015. The decrease was due to the effect of exchange rate changes on cash and cash equivalents.

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

OFF-BALANCE SHEET ARRANGEMENTS

None

GOING CONCERN

The independent auditors' report accompanying our June 30, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

PART II. - OTHER INFORMATION

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

TRHF COMPANY LIMITED, INC.

Dated: August 15, 2016	By:	/s/ Song Zhilin
Song Zhilin, Director and Authorized Signatory

