Form 10-Q
period 2016-09-30
TRHF Co LIMITED, INC.
filed 2016-10-20
CIK 1595140

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 19, 2016
Common Stock, $0.001	600,000,000

PART I. FINANCIAL INFORMATION

TRHF COMPANY LIMITED, INC.
(F/K/A LAGOON GROUP CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(STATED IN US DOLLARS)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	574	17,037
Account receivable, net	-	344
Other receivable	582	9,923
Advance to suppliers	819	6,275
Inventories	3,837	3,597
Prepaid tax	775	-
	6,587	37,176

Intangible assets	200,000,000	-

Property, plant and equipment, net	305,006,050	78,141
	505,012,637	115,317

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable	-	45,109
Other payables	116,238	45,973
Tax payable	-	967
Due to related parties	225,513	144,714
Accrued liabilities	4,906	30,000
	346,657	266,763

Long term loan	200,000,000	-

TOTAL LIABILITIES	200,346,657	266,763

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value; 600,000,000 shares authorized; 600,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015	600,000	600,000
Additional paid in capital	305,106,962	163,590
Accumulated deficits	(1,056,138)	(922,743)
Accumulated other comprehensive income	15,156	7,707
TOTAL STOCKHOLDERS' DEFICIENCY	304,665,980	(151,446)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	505,012,637	115,317

TRHF COMPANY LIMITED, INC.
(F/K/A LAGOON GROUP CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015
(STATED IN US DOLLARS)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015

Revenues	-	13,872
Cost of revenues	-	(12,996)
Gross profit	-	876

Operating Expenses
General and administrative expenses	(216,124)	(88,696)

Operating income	(216,124)	(87,820)

Other income/ (expense)
Other income	82,729	111,636

Profit/(loss) before tax	(133,395)	23,816

Income taxes	-	-

Net profit/(loss)	(133,395)	23,816

Other comprehensive loss
Foreign currency translation income/ (loss)	7,448	-
Comprehensive income/(loss)	(125,947)	23,816

Loss/earning per common share:
Basic and Diluted	-	-

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	600,000,000	600,000,000

TRHF COMPANY LIMITED, INC.
(F/K/A LAGOON GROUP CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015
(STATED IN US DOLLARS)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
	(Unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income/(loss)	(133,395)	23,816
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortisation	15,463	7,342
Recapitalization adjustment		(99,032)
Decrease in accounts receivable	344	(2,590)
Decrease in other receivable	9,341	-
Decrease in advance to suppliers	5,456	(178,482)
Increase in inventories	(240)	(2,211)
Increase in prepaid expenses	-	-
Decrease in accounts payable	(45,109)	106,254
Increase in other payable	70,265	-
Decrease in tax payable	(967)	(768)
Increase in prepaid tax	(775)	(9,398)
Decrease in accrued liabilities	(25,094)	-
Net cash used in operating activities	(104,711)	(155,069)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of equipment	-	(88,890)
Net cash used in investing activities	-	(88,890)

CASH FLOWS GENERATED BY FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Injection of capital		98,590
Proceeds from related parties	80,799	168,105
Net cash provided by financing activities	80,799	266,695

Net decrease in cash and equivalents	(23,912)	22,736

Effect of exchange rate changes on cash and cash equivalents	7,449	(30)

Cash and equivalents at beginning of the period	17,037	27,650

Cash and equivalents at end of the period	574	50,356

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2016 AND FOR THE YEAR

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

AS OF AND FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2016 AND FOR THE YEAR

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of September 30, 2016, the Company has an accumulated deficit of $1,056,138 and further losses are anticipated in the development of its business. In addition, the Company has a working capital deficit, with current liabilities exceeds current assets by $212,107. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

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

AS OF AND FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2016 AND FOR THE YEAR

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

As of September 30, 2016, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Paid Up capital

Health Plus International Limited	BVI	100%	USD 50,000

Shenzhen Tian Rui Hui Feng Agriculture Co., Ltd.	PRC	Variable Interest Entity, with HPIL as the primary beneficiary	RMB 2,061,000

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

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

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of September 30, 2016 and December 31, 2015, cash and cash equivalents were mainly denominated in [USD and] RMB. These cash and cash equivalents may not be freely convertible into foreign currencies and the remittance of these funds out of the PRC may be subjected to exchange control restrictions imposed by the PRC government.

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

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

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

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

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

Exchange Rates	9/30/2016	6/30/2016	12/31/2015
Period end RMB: US$ exchange rate	6.6687	6.65	6.4907

Average period RMB: US$ exchange rate	6.5857	6.57	6.2175

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

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

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

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

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

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

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

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

As of September 30, 2016, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company's financial statements.

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2016 AND FOR THE YEAR ENDED DECEMBER 31, 2015

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

These unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the period ending September 30, 2016.

3. OTHER RECEIVABLES

As of September 30, 2016 and December 31, 2015, the Company had other receivables of $582 and $9,923 respectively. These receivables bear no interest and are due on demand except otherwise noted.

4. ADVANCES TO SUPPLIERS

As of September 30, 2016 and December 31, 2015, the Company had made advance to suppliers of $819 and $6,275, respectively, for the purchases of property, plant and equipment, and inventories.

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2016 AND FOR THE YEAR

ENDED DECEMBER 31, 2015

(STATED IN U.S. DOLLARS)

5. PROPERTY PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of September 30, 2016 and December 31, 2015:

	Estimated Useful Lives	September 30, 2016	December 31, 2015

Property, plant and office equipment	3-75 years	$305,021,513	$91,929
less: Accumulated depreciation		(15,463)	(13,788)
Property, plant and equipment, net		$305,006,050	$78,141

Depreciation expenses for the three-month periods ended September 30, 2016 and 2015 were $15,463 and $67, respectively.

6. DUE TO RELATED PARTIES

As of September 30, 2016 and December 31, 2015, the Company obtained an advance of $225,513 and $144,714, respectively, from related parties in order to meet the need of cash flows during normal operations. The loan was unsecured, non-interest bearing and payable upon demand.

7. INCOME TAX

The Company was incorporated in PRC and all its operations are in the PRC. In accordance with the relevant tax laws and regulations or PRC, the corporate income tax rate is 25%. The Company generated net losses from its operations in the PRC for the three-month periods ended September 30, 2016 and 2015, and no income tax provision has been recorded for the periods. The Company did not recognize any deferred tax assets as results of operating losses because the Company is uncertain when the Company will generate profits to utilize such potential deferred tax assets.

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2016 AND FOR THE YEAR

ENDED DECEMBER 31, 2015

(STATED IN U.S. DOLLARS)

8. OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders' equity as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015

Accumulated other comprehensive loss, beginning of period	$13,730	$1,930
Cumulative translation adjustment	1,426	5,777
Accumulated other comprehensive loss, end of period	$15,156	$7,707

9. LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the periods.

The following table sets forth the computation of basic net loss per share for the periods ended September 30, 2016 and 2015, respectively:

	Three months ended
	9/30/2016	9/30/2015
Basic Loss Per Share:
Numerator:
Net loss used in computing basic loss per share	$(53,773)	$-

Denominator:
Weighted average common shares outstanding	600,000,000	12,580,000
Basic loss per share:	$(0.00)	$(0.00)

Diluted loss Per Share:
Numerator:
Net loss used in computing diluted loss per share	$(65,285)	$-

Denominator:
Weighted average common shares outstanding	600,000,000	12,580,000
Diluted loss per share	$(0.00)	$(0.00)

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2016 AND FOR THE YEAR

ENDED DECEMBER 31, 2015

(STATED IN U.S. DOLLARS)

10. OPERATING LEASE COMMITMENT

The Lessee

As of September 30, 2016, the Company had commitments for future minimum lease under non-cancellable operating leases in respect of rental premises which due as follows:

	September 30, 2016	December 31, 2015

Within one year	$92,193	$-
In the second to fifth years inclusive	46,588	-
After the fifth year	$-	$-
	138,780	-

The leases typically run for an initial period of two to five years. None of the leases included contingent rentals.

The Lessor

As of September 30, 2016, the Company's total future minimum lease receipts under non-cancellable operating leases are receivable as follows:

	September 30, 2016	December 31, 2015

Within one year	$190,266	$-
In the second to fifth years inclusive	234,815	-
After the fifth year	$-	$-
	425,081	-

The leases typically run for an initial period of two to three years. None of the leases included contingent rentals.

TRHF COMPANY LIMITED, INC.

(F/K/A LAGOON GROUP CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2016 AND FOR THE YEAR

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

No significant event occurred from September 30, 2016 to the date these financial statements are filed with the Securities Exchange Commission that would have a material impact on the Company's financial statements.

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

On September 9, 2015, HPIL entered into agreements with Shenzhen Tian Rui Hui Feng Agriculture Co., Ltd. (formerly known as Shenzhen Branch innovation and Technology Company Limited)(“SZTRHF”), its shareholders: Shenzhen City Hai Zhuo Tian Rui Investment Company Limited and Wang Jing, whereby the Company, through HPIL, controls SZTRHF and receives substantially all of the economic benefits of SZTRHF.

The agreements include an Exclusive Option Agreement allowing HPIL or its nominee to acquire the shares of SZTRHF, a Voting Rights Proxy Agreement that provides HPIL with the voting rights of SZTRHF, and an Equity Pledge Agreement that pledges the shares in SZTRHF to HPIL, and a Entrusted Management Agreement whereby the Company has been entrusted to manage and direct the operations SZTRHF for the all of the economic benefits derived in SZTRHF’s operations. Effective control of SZTRHF was transferred to HPIL through these series of contractual arrangements without transferring legal ownership in SZTRHF. As a result, SZTRHF became a variable interest entity (“VIE”) and, accordingly, its financial position and results of operations have been included in the pro forma condensed consolidated financial statements of the Company.

SZTRHF is a limited company incorporated on April 6, 2012 in Shenzhen, People’s Republic of China (“PRC”). The SZTRHF is in the business of design and distribution of close caption television and monitoring products for application in the agricultural sector. The Company is owned by Shenzhen City Hai Zhuo Tian Rui Investment Company Limited and Wang Jing, 75% and 25%, respectively. As of the date of these financial statements, the Company has registered for a maximum authorized capital of RMB 5 million of which RMB 800,000 has been paid up. The Company has submitted an application to the PRC government to expand its scope of business activities to include ecological tourism. In accordance to the agreements detailed above, SZTRHF has been accounted for a wholly owned subsidiary of the Company.

RESULTS OF OPERATION

We are a development stage company with limited operations. As of September 30, 2016, we have accumulated a deficit of $65,285. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenue

During the three months ended September 30, 2016, we recognized revenues of $0. During the three months ended September 30, 2015, we recognized $13,872. The decrease was attributable to seasonal adjustment.

Operating Expenses

During the three months ended September 30, 2016, we incurred total expenses and professional fees of $66,594 compared to $62,151 incurred during the three months ended September 30, 2015. The increase was due to the increase scale and scope of our business operations.

Net Income (Loss)

Our net loss for the three months ended September 30, 2016 was $65,285 compared to a net loss of $2,003 for the three months ended September 30, 2015, due to the decrease of other income and revenue

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenue

During the nine months ended September 30, 2016, we recognized revenues of $0. During the nine months ended September 30, 2015, we recognized $13,872. The decrease was attributable to seasonal adjustment.

Operating Expenses

During the nine months ended September 30, 2016, we incurred total expenses and professional fees of $216,124 compared to $88,696 incurred during the nine months ended September 30, 2015. General and administrative, professional and management fee expense incurred generally relates to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The increase in total expenses incurred in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was due to the increased scale and scope of our business operations.

Net Income (Loss)

Our net loss for the nine months ended September 30, 2016 was $133,395 compared to a net income of $23,816 for the nine months ended September 30, 2015, due to the decrease of other income and revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

For the nine months ended September 30, 2016, net cash flows used in operating activities was $104,711 compared to $155,069 used in operating activities in the nine months ended September 30, 2015. The decrease in cash used in operations reflects the decrease in activity between the two periods as we paused the implementation of our business plan during the nine months ended September 30, 2016.

Cash Flows from Investing Activities

We $0 in cash in investing activities during the nine months ended September 30, 2016. For the nine months ended September 30, 2015 we used $88,890. The decrease in cash used in investing was due to no more new equipment acquired.

Cash Flows from Financing Activities

We received $80,799 from financing activities during the nine months ended September 30, 2016. We received $266,695 from financing activities during the nine months ended September 30, 2015. The decrease was due to the effect of exchange rate changes on cash and no more capital injection.

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

OFF-BALANCE SHEET ARRANGEMENTS

None

GOING CONCERN

The independent auditors' report accompanying our September 30, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

TRHF COMPANY LIMITED, INC.

Dated: October 20, 2016	By:	/s/ Song Zhilin
Song Zhilin, Director and Authorized Signatory

